Form 10-Q
period 1999-06-30
IKON RECEIVABLES LLC
filed 1999-08-16
CIK 1077175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission file number 333-71073

                              IKON Receivables, LLC
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     23-2990188
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                 1738 Bass Road, P.O. Box 9115, Macon, GA 31208
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (912) 471-2300
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No   ___

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ___   No  ___

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date. (Not applicable)

Registered Debt Outstanding as of July 31, 1999               $672,106,059.06

The registrant, an indirect wholly owned subsidiary of IKON Office Solutions, Inc. ("IKON"), meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                              IKON RECEIVABLES, LLC



PART I.  FINANCIAL INFORMATION


      Item 1.              Financial Statements (Unaudited)

                           Balance Sheet--June 30, 1999

                           Statement of Income--April 6, 1999 to
                                  June 30, 1999

                           Statement of Cash Flows--April 6, 1999 to
                                  June 30, 1999

                           Notes to Financial Statements--June 30, 1999


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


      Item 6.              Exhibits and Reports on Form 8-K



SIGNATURES

                         PART I . FINANCIAL INFORMATION


Item 1: Financial Statements (unaudited)


                              IKON RECEIVABLES, LLC
                                  BALANCE SHEET
                                 (in thousands)

                                                                      June 30,
                                                                       1999
                                                             ---------------------
Assets

Investment in leases:
      Direct financing leases                                            $920,304
      Less: Unearned income                                              (140,069)
                                                             ---------------------
                                                                          780,235

Cash                                                                            1
Restricted cash                                                            33,433
Due from IKON                                                             684,153
Accounts receivable                                                        27,549
Prepaid expenses and other assets                                           3,340
                                                             ---------------------
Total assets                                                           $1,528,711
                                                             =====================

Liabilities and member's equity

Liabilities:
      Accounts payable and accrued expenses                                   $89
      Accrued interest                                                      1,645
      Lease-backed notes                                                  696,537
                                                             ---------------------
Total liabilities                                                         698,271

Member's equity:
      Contributed capital                                                 822,505
      Retained earnings                                                     7,935
                                                             ---------------------
Total member's equity                                                     830,440
                                                             ---------------------
Total liabilities and member's equity                                  $1,528,711
                                                             =====================


See notes to financial statements.

                              IKON RECEIVABLES, LLC
                               STATEMENT OF INCOME
                                 (in thousands)



                                                                               April 6, 1999
                                                                                  through
                                                                               June 30, 1999
                                                                             ------------------

Revenues:
     Lease finance income                                                              $13,031
     Other income                                                                          182
                                                                             ------------------
                                                                                        13,213

Expenses:
     Interest expense                                                                    4,530
     General and administrative expenses - IOS Capital                                     748
                                                                             ------------------
                                                                                         5,278

Net income                                                                              $7,935
                                                                             ==================



See notes to financial statements.

                              IKON RECEIVABLES, LLC
                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                               April 6, 1999
                                                                                  through
                                                                               June 30, 1999
                                                                        ----------------------------
Operating activities:
Net income                                                                                   $7,935
Adjustments to reconcile net income to net
      cash used in operating activities:
           Changes in operating assets and liabilities:
               Accounts receivable                                                          (27,549)
               Prepaid expenses and other assets                                             (1,029)
               Accounts payable and accrued expenses                                             89
               Accrued interest                                                               1,645
                                                                        ----------------------------
                                      Net cash used                                         (18,909)
                                                                        ----------------------------

Investing activities:
Collections on lease receivables                                                             42,269
                                                                        ----------------------------
                                      Net cash provided                                      42,269
                                                                        ----------------------------

Financing activities:
Proceeds from issuance of leased-back notes                                                 749,331
Payments on lease-backed notes                                                              (55,105)
Capital contribution                                                                              1
Deposit to restricted cash                                                                  (33,433)
                                                                        ----------------------------
                                      Net cash provided                                     660,794
                                                                        ----------------------------

Increase in Cash and amounts Due from IKON                                                 $684,154
                                                                        ============================



See notes to financial statements.

                              IKON Receivables, LLC
                          Notes to Financial Statements
                                  June 30, 1999

Note 1:    Basis of Presentation

           The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Note 2:  Organization

         IKON Receivables, LLC (the "Company") is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-1, LLC ("Sole Member"), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital, Inc. ("IOS Capital"), a wholly owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded office technology company with fiscal 1998 revenues of $5.6 billion. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc. (the "Manager").

           The Company was organized to engage exclusively in the following business and financial activities: to purchase or acquire from IKON, or any subsidiary or affiliate of IKON, any right to payment, whether constituting an account, chattel paper, instrument or general intangible, and certain related property (other than equipment) and rights (collectively, "Lease Receivables"), and hold, sell, transfer, pledge or otherwise dispose of Lease Receivables or interests therein; to enter into any agreement related to any Lease Receivables that provides for the administration, servicing and collection of amounts due on such Lease Receivables and to enter into any interest rate hedging arrangements in connection therewith; to distribute Lease Receivables or proceeds from Lease Receivables and any other income to its Sole Member; and to engage in any lawful act or activity and to exercise any power that is incidental and necessary or convenient to the foregoing and permitted under Delaware law.

           Neither the Sole Member nor the Manager is liable for the debts, liabilities, contracts or other obligations of the Company solely by reason of being the Sole Member or Manager of the Company.

           The Company's organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of the Sole Member, IOS Capital, or IKON, should any of these entities become subject to such a proceeding. The Company is legally separate from each of the foregoing entities and the assets of the Company, including, without limitation, the Lease Receivables, are not available to the creditors of the Sole Member, IOS Capital, or IKON.

Note 3:  Capital Contributions

           The Sole Member made an initial cash capital contribution of $1,000 to the Company on April 6, 1999. Subsequently, the Sole Member contributed a segregated pool of $819,572,000 of office equipment leases or contracts and related assets (the "1999-1 Asset Pool") to the Company as an initial transfer of leases to the Company. An additional $14,543,000 of leases were added to the 1999-1 Asset Pool after the initial transfer though June 30, 1999 as substitutions for leases that were cancelled or defaulted.

                              IKON Receivables, LLC
                      Notes to Financial Statements (cont.)
                                  June 30, 1999


Note 4: Lease-backed Notes

         On May 19, 1999, the Company issued $304,474,000 aggregate principal amount of 5.11% Lease-Backed Notes, Class A-1 (the "Class A-1 Notes"), $61,579,000 aggregate principal amount of 5.60% Lease-Backed Notes, Class A-2 (the "Class A-2 Notes"), $304,127,000 aggregate principal amount of 5.99% Lease-Backed Notes, Class A-3 (the "Class A-3 Notes"), and $81,462,000 aggregate principal amount of 6.23% Lease-Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3 Notes, the "1999-1 Notes"). The 1999-1 Notes were issued pursuant to an Indenture dated as of April 1, 1999 between the Company and Harris Trust and Savings Bank, as Indenture Trustee. The 1999-1 Notes are secured solely by the 1999-1 Asset Pool, which includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "1999-1 Leases") (together with the equipment financing portion of each periodic rental payment due under the 1999-1 Leases on or after the opening of business on April 1, 1999), and all related casualty payments, retainable deposits, and termination payments. The 1999-1 Notes have certain credit enhancement features available to noteholders including a reserve account, an overcollateralization account and a noncancellable insurance policy from Ambac Assurance Corporation with respect to the 1999-1 Notes.

         Payments on the 1999-1 Notes are due on the fifteenth day of each month (or if that is not a Business Day, the next succeeding Business Day), commencing on June 15, 1999. The 1999-1 Notes bear interest from May 25, 1999 at the respective fixed per annum interest rates specified above. The interest rate is calculated on the basis of a year of 360 days comprised of twelve 30-day months (except in the case of the Class A-1 Notes, for which interest will be calculated on the basis of a year of 360 days and the actual number of days in the interest period) payable on the payment date. On each payment date, to the extent funds are available therefore from the collection of the lease receivables, principal payments will be made to noteholders in the following priority: (i) to the Class A-1 Noteholders only, until the outstanding principal amount on the Class A-1 Notes has been reduced to zero, then (ii) to the Class A-2 noteholders only, until the outstanding principal amount on the Class A-2 Notes has been reduced to zero, then (iii) to the Class A-3 noteholders only, until the outstanding principal amount on the Class A-3 Notes has been reduced to zero, and then (iv) to the Class A-4 noteholders, until the outstanding principal amount on the Class A-4 Notes has been reduced to zero. Each class of 1999-1 Notes will be payable in full on the applicable stated maturity date, which is as follows: Class A-1 Notes - June 2000, Class A-2 Notes, Class A-3 Notes and Class A-4 Notes - May 2005. However, if all payments are made on the 1999-1 Leases as scheduled, final payment on the 1999-1 Notes will be earlier than the stated maturity dates. The Company may, on any payment date, redeem the 1999-1 Notes when the total discounted lease balance is less than or equal to 10% of the total discounted lease balance as of April 1, 1999.

         IOS Capital services the 1999-1 Leases pursuant to an Assignment and Servicing Agreement by and among IOS Capital, as Originator and Servicer, the Sole Member, as Seller, and the Company, as Issuer. IOS Capital may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOS Capital of its liabilities with respect thereto. IOS Capital retains possession of the 1999-1 Leases and related files, and receives a monthly service fee from the Company for servicing the 1999-1 Leases.

                              IKON Receivables, LLC
                      Notes to Financial Statements (cont.)
                                  June 30, 1999


Note 5:  Restricted Cash

         Cash related to the 1999-1 Leases is held in segregated accounts pending distribution to the holders of the 1999-1 Notes and is restricted in its use.

Note 6:  Income Taxes

         As a limited liability company, the Company will be treated as a disregarded entity for tax purposes. The Company, the Sole Member and IOS Capital will be treated as a single entity for tax purposes. The Company's income and losses are passed through to the Sole Member and, accordingly, no provision for income taxes has been recorded.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

IKON Receivables, LLC (the "Company") is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-1, LLC ("Sole Member"), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital, Inc. ("IOS Capital"), a wholly owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded office technology company with fiscal 1998 revenues of $5.6 billion. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc. (the "Manager").

On May 19, 1999, the Company issued $304,474,000 aggregate principal amount of 5.11% Lease-Backed Notes, Class A-1 (the "Class A-1 Notes"), $61,579,000 aggregate principal amount of 5.60% Lease-Backed Notes, Class A-2 (the "Class A-2 Notes"), $304,127,000 aggregate principal amount of 5.99% Lease-Backed Notes, Class A-3 (the "Class A-3 Notes"), and $81,462,000 aggregate principal amount of 6.23% Lease-Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3 Notes, the "1999-1 Notes"). The 1999-1 Notes were issued pursuant to an Indenture dated as of April 1, 1999 between the Company and Harris Trust and Savings Bank, as Indenture Trustee. The 1999-1 Notes are secured solely by the 1999-1 Asset Pool, which includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "1999-1 Leases") (together with the equipment financing portion of each periodic rental payment due under the 1999-1 Leases on or after the opening of business on April 1, 1999), and all related casualty payments, retainable deposits, and termination payments. The 1999-1 Notes have certain credit enhancement features available to noteholders including a reserve account, an overcollateralization account and a noncancellable insurance policy from Ambac Assurance Corporation with respect to the 1999-1 Notes.

Payments on the 1999-1 Notes are due on the fifteenth day of each month (or if that is not a Business Day, the next succeeding Business Day), commencing on June 15, 1999. The 1999-1 Notes bear interest from May 25, 1999 at the respective fixed per annum interest rates specified above. The interest rate is calculated on the basis of a year of 360 days comprised of twelve 30-day months (except in the case of the Class A-1 Notes, for which interest will be calculated on the basis of a year of 360 days and the actual number of days in the interest period) payable on the payment date. On each payment date, to the extent funds are available therefore from the collection of the lease receivables, principal payments will be made to noteholders in the following priority: (i) to the Class A-1 Noteholders only, until the outstanding principal amount on the Class A-1 Notes has been reduced to zero, then (ii) to the Class A-2 noteholders only, until the outstanding principal amount on the Class A-2 Notes has been reduced to zero, then (iii) to the Class A-3 noteholders only, until the outstanding principal amount on the Class A-3 Notes has been reduced to zero, and then (iv) to the Class A-4 noteholders, until the outstanding principal amount on the Class A-4 Notes has been reduced to zero. Each class of 1999-1 Notes will be payable in full on the applicable stated maturity date, which is as follows: Class A-1 Notes - June 2000, Class A-2 Notes, Class A-3 Notes and Class A-4 Notes - May 2005. However, if all payments are made on the 1999-1 Leases as scheduled, final payment on the 1999-1 Notes will be earlier than the stated maturity dates. The Company may, on any payment date, redeem the 1999-1 Notes when the total discounted lease balance is less than or equal to 10% of the total discounted lease balance as of April 1, 1999.

IOS Capital services the 1999-1 Leases pursuant to an Assignment and Servicing Agreement by and among IOS Capital, as Originator and Servicer, the Sole Member, as Seller, and the Company, as Issuer. IOS Capital may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOS Capital of its liabilities with respect thereto. IOS Capital retains possession of the 1999-1 Leases and related files, and receives a monthly service fee from the Company for servicing the 1999-1 Leases.

Interest income earned on the Asset Pool is expected to offset interest expense on the Notes, amortization of debt issuance costs and discount on the notes and the fees charged by IOS Capital for servicing the Asset Pool and providing administrative services to the Company. For the period April 6, 1999 (date the Company commenced operations) to June 30, 1999, income generated from the Asset Pool was approximately $13.0 million, other income earned was $.2 million, while interest expense during this period was $4.5 million and administrative expenses were $.7 million. Collections on the lease receivables since inception through June 30, 1999 have been approximately $42.3 million. The Company repaid $55.1 million of principal on the Class A-1 Notes on the June 15, 1999 payment date. The Company's portfolio of leases has an average interest rate of 10.5% at June 30, 1999, while the Company's weighted average interest rate on its debt outstanding as of June 30, 1999 is 5.9%. This rate differential, in addition to the overcollateralization of the lease portfolio balance, gives rise to the 60% net income to revenue relationship for the period April 6, 1999 to June 30, 1999.

Impact of Year 2000

IOS Capital is responsible for servicing the 1999-1 Leases and, therefore, any Year 2000 issues adversely affecting IOS Capital could adversely affect the Company.

State of Readiness. The Year 2000 issue arises from computer programs being written using two digits rather than four to define the applicable year. Any of IOS Capital's computer programs or hardware that have date-sensitive software or embedded technology (non-IT systems) may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The potential for a problem exists with all computer hardware and software, as well as in products with embedded technology: copiers and fax machines; security and HVAC systems; voice/telephony systems; elevators, etc.

IKON has appointed a Year 2000 Corporate Compliance Team, which has prepared a compliance program for IOS Capital, and is responsible for coordination and inspecting compliance activities in all business units. The compliance program requires all business units and locations in every country to inventory potentially affected systems and products, assess risk, take any required corrective actions, test and certify compliance. IKON's Year 2000 Testing and Certification Guidelines delineate the Year 2000 compliance process, testing and quality assurance guidelines, certification and reporting processes and contingency planning. An independent consulting company has reviewed the compliance program.

IOS Capital's Year 2000 compliance program has five phases: 1) inventory of internal IT and non-IT systems; 2) risk assessment of the Year 2000 compliance issues associated with such internal IT and non-IT systems; 3) remediation of non-compliant systems; 4) testing and validation of remediated systems; and 5) implementation of remediated systems throughout IOS Capital. The progress to date of each of these phases is as follows: 1) internal IT and non-IT systems have been inventoried; 2) appropriate risk assessments have been completed; 3) remediation of critical systems has been substantially completed and remediation of non-critical systems is progressing; 4) testing and validation of critical systems has been substantially completed; and 5) Year 2000 compliant versions of critical systems are in the process of being implemented. IOS Capital anticipates completing the Year 2000 project no later than October 31, 1999, which is prior to any anticipated material impact on its operating systems.

Costs. The Company has no internal or external costs relating to the Year 2000 issue. IOS Capital will use both internal and external resources to reprogram or replace, test and implement its IT and non-IT systems for Year 2000 modifications. IOS Capital does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal IT personnel. IOS Capital's total cost of the Year 2000 project, excluding its internal costs, is estimated at $1.4 million and is being funded through operating cash flows, all of which will be expensed as incurred. Through June 30, 1999, IOS Capital expensed approximately $833,000 related to its Year 2000 project.

Risks. The Company is advised by IOS Capital that the most reasonably likely worse case scenario that could be caused by technology failures relating to the Year 2000 could pose a significant threat not only to IOS Capital, IKON, its customers and suppliers, but to all businesses. Risks include, but are not limited to:

o Legal risks, including customer, supplier, employee or shareholder lawsuits over failure to deliver contracted services, product failure, or health and safety issues.
o    Loss of revenues due to failure to meet customer quality expectations.
o Increased operational costs due to manual processing, data corruption or disaster recovery.
o    Inability to bill or invoice.

The cost of the project and the date on which IKON and IOS Capital believe IOS Capital will complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and other uncertainties.

Contingency Plans. IKON's Guidelines require that contingency plans be developed and validated in the event that any critical system cannot be corrected and certified before the system's failure date. IOS Capital and IKON expect to have contingency plans in place by October 31, 1999. In addition, IKON is forming a rapid response team as part of its IT group that will respond to any operational problems during the Year 2000 date change period.

                      FORWARD-LOOKING STATEMENT DISCLOSURE

This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainites that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. These risks and uncertainties include, but are not limited to, factors which may affect the Company's ability to recoup the full amount due on the 1999-1 Leases (such as lessee defaults or factors impeding recovery efforts), and risks and uncertainties affecting the business of IOS Capital and/or IKON as set forth in IOS Capital's and IKON's periodic reports filed with the Securities & Exchange Commission, including, but not limited to, risks and uncertainties relating to conducting operations in a competitive environment; delays, difficulties, management transitions and employment issues associated with consolidation of, and/or changes in business operations; managing the integration of existing and acquired companies; risks and uncertainties associated with existing or future vendor relationships; and general economic conditions. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                            PART II. OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

(a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

         1.1 Underwriting Agreement, dated May 19, 1999, among the Company, IKON Receivables-1, LLC, IOS Capital, Inc., and Lehman Brothers as Representative of the Underwriters, filed as Exhibit 1.1 to the Company's Form 8-K dated May 25, 1999, is incorporated herein by reference.

         3.1  Certificate  of  Formation  of IKON  Receivables,  LLC.,  filed as
Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-71073), is incorporated herein by reference.

         3.2 Limited Liability Company Agreement of IKON Receivables, LLC., filed as Exhibit 3.2 to the Company's Registration Statement on Form S-3 (File No. 333-71073), is incorporated herein by reference.

         4.1 Indenture, dated as of April 1, 1999 among the Company, Harris Trust Savings Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as
Exhibit 4.1 to the Company's Form 8-K dated May 25, 1999, is incorporated herein by reference.

         4.2 Certificate Guaranty Insurance Policy, dated May 25, 1999, issued and delivered by Ambac Assurance Corporation, filed as Exhibit 4.2 to the Company's Form 8-K dated May 25, 1999, is incorporated herein by reference.

         10.1 Assignment and Servicing Agreement, dated as of April 1, 1999, among the Company, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company's Form 8-K dated May 25, 1999, is incorporated herein by reference.

         10.2 Indemnification Agreement, dated as of May 25, 1999, among Lehman Brothers, Chase Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company's Form 8-K dated May 25, 1999, is incorporated herein by reference.

         10.3 Insurance and Indemnity Agreement, dated as of May 25, 1999, among IOS Capital, Inc., as Originator and Servicer, the Company, IKON Receivables-1, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company's Form 8-K dated May 25, 1999, is incorporated herein by reference.

         27   Financial Data Schedule

      (b)    Reports on Form 8-K

             On May 13, 1999, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, certain information regarding the offering of the Company's 1999-1 Notes.

             On June 4, 1999, the Company filed a Current Report on Form 8-K to file, under Items 2 and 7 of the form, certain information regarding the Registration of the 1999-1 Notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       IKON RECEIVABLES, LLC

                                       By: IKON RECEIVABLES FUNDING, INC.
                                           As Manager of IKON Receivables LLC


Date  August 16, 1999                  /s/ Robert K. McLain
      ---------------                  -----------------------
                                       Robert K. McLain
                                       President
                                       (Principal Financial Officer)

                                Index to Exhibits



Exhibit Number

        (27)               Financial Data Schedule