Form 10-K
period 1999-09-30
IKON RECEIVABLES LLC
filed 1999-12-28
CIK 1077175

                             IKON Receivables, LLC
                                   FORM 10-K
                              September 30, 1999

   As filed with the Securities and Exchange Commission on December 28, 1999
================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999 or

[_]  Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from           to

                                   FORM 10-K
                       Commission file number 333-71073
                             ____________________

                             IKON Receivables, LLC
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                    23-2990188
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

1738 Bass Road, P.O. Box 9115, Macon, Georgia                  31208
   (Address of principal executive offices)                 (Zip Code)


                                (912) 471-2300
             (Registrant's telephone number, including area code)
                             ____________________

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                Not Applicable
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No  [_]


     Registered debt outstanding as of December 23, 1999 was $1,183,902,000.

                     Documents incorporated by reference:

                                     None

     The registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

================================================================================

                               TABLE OF CONTENTS

                                                                                               Page No.
                                                                                               --------
                                    PART I

ITEM 1.   BUSINESS.............................................................................    1

ITEM 2.   PROPERTIES...........................................................................    1

ITEM 3.   LEGAL PROCEEDINGS....................................................................    1

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................    1

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.................................................................    1

ITEM 6.   SELECTED FINANCIAL DATA..............................................................    1

ITEM 7.   FINANCIAL INFORMATION................................................................    1

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................    4

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................    5

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.................................................    5

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.....................................................    5

ITEM 11.  EXECUTIVE COMPENSATION...............................................................    6

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..........................................................................    6

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................    6

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K............................................................................    7

                                    PART I


ITEM 1. BUSINESS

     IKON Receivables LLC (the "Company" or the "Registrant") is an indirect wholly-owned bankruptcy-remote subsidiary of IOS Capital, Inc. The Registrant was formed solely for the purpose of acquiring from IKON Office Solutions, Inc. or any of its subsidiaries, from time to time, certain leases (the "Leases") and any security interests in the equipment underlying the leases (the "Equipment"), and pledging the Leases through the issuance of debt securities (the "Notes"). As a bankruptcy-remote entity, the Registrant's operations are restricted so that (a) it does not engage in business with, or incur liabilities to, any other entity (other than the trustee on behalf of the holders of the Notes) which may bring bankruptcy proceedings against the Registrant and (b) the risk that it will be consolidated into the bankruptcy proceedings of any other entity is diminished.

ITEM 2. PROPERTIES

     The Registrant does not utilize any facilities. Actions related to servicing and maintaining the Registrants assets are performed by IOS Capital Inc.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No response to this item is required.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     There is currently no market for the Registrant's equity securities nor is it anticipated that such a market will develop.

ITEM 6. SELECTED FINANCIAL DATA

     The information called for by this item has been omitted pursuant to General Instruction I(2)(a).

ITEM 7. FINANCIAL INFORMATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

     Pursuant to General Instruction I(2)(a) of Form 10-K, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-1, LLC ("Sole Member"), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital, Inc. ("IOS Capital"), a wholly-owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded office technology company with fiscal 1999 revenues of $5.5 billion. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc. (the "Manager").

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

     Payments on the 1999-1 Notes are due on the fifteenth day of each month (or if that is not a Business Day, the next succeeding Business Day), commencing on June 15, 1999. The 1999-1 Notes bear interest from May 25, 1999 at the respective fixed per annum interest rates specified above. The interest rate is calculated on the basis of a year of 360 days comprised of twelve 30-day months (except in the case of the Class A-1 Notes, for which interest will be calculated on the basis of a year of 360 days and the actual number of days in the interest period) payable on the payment date. On each payment date, to the extent funds are available therefore from the collection of the lease receivables, principal payments will be made to noteholders in the following priority: (i) to the Class A-1 Noteholders only, until the outstanding principal amount on the Class A-1 Notes has been reduced to zero, then (ii) to the Class A-2 noteholders only, until the outstanding principal amount on the Class A-2 Notes has been reduced to zero, then (iii) to the Class A-3 noteholders only, until the outstanding principal amount on the Class A-3 Notes has been reduced to zero, and then (iv) to the Class A-4 noteholders, until the outstanding principal amount on the Class A-4 Notes has been reduced to zero. Each class of 1999-1 Notes will be payable in full on the applicable stated maturity date, which is as follows: Class A-1 Notes - June 2000, Class A-2 Notes, Class A-3 Notes and Class A-4 Notes - May 2005. However, if all payments are made on the 1999-1 Leases as scheduled, final payment on the 1999-1 Notes will be earlier than the stated maturity dates. The Company may, on any payment date, redeem the 1999-1 Notes when the total discounted lease balance is less than or equal to 10% of the total discounted lease balance as of April 1, 1999. IOS Capital services the 1999-1 Leases pursuant to an Assignment and Servicing Agreement by and among IOS Capital, as Originator and Servicer, the Sole Member, as Seller, and the Company, as Issuer. IOS Capital may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOS Capital of its liabilities with respect thereto. IOS Capital retains possession of the 1999-1 Leases and related files, and receives a monthly service fee from the Company for servicing the 1999-1 Leases. The Company has full recourse to IOS Capital Inc. for any lease which becomes past due by 120 days or more therefore the Company does not record a lease default reserve.

     Interest income earned on the Asset Pool is expected to offset interest expense on the Notes, amortization of debt issuance costs and discount on the notes and the fees charged by IOS Capital for servicing the Asset Pool and providing administrative services to the Company. For the period April 6, 1999 (date the Company commenced operations) to September 30, 1999, income generated from the Asset Pool was approximately $33.3 million, other income earned was $.5 million, while interest expense during this period was $14.7 million and administrative expenses were $1.5 million. Collections on the lease receivables since inception through September 30, 1999 have been approximately $115.8 million. The Company repaid $128.7 million of principal on the Class A-1 Notes through the September 15, 1999 payment date. The Company's portfolio of leases has an average yield of 10.8% at September 30, 1999, while the Company's weighted average interest rate on its debt outstanding as of September 30, 1999 is 5.7%. This rate differential, in addition to the overcollateralization of the lease portfolio balance, gives rise to the 52% net income to revenue relationship for the period April 6, 1999 to September 30, 1999.

Subsequent Event

     On October 7, 1999, the Company issued $235,326,000 aggregate principal amount of 6.14125% Lease-Backed Notes, Class A-1 (the "Class A-1 Notes"), $51,100,000 aggregate principal amount of 6.31% Lease-Backed Notes, Class A-2 (the "Class A-2 Notes"), $100,000,000 aggregate principal amount of 6.59% Lease-Backed Notes, Class A-3a (the "Class A-3a Notes"), $240,891,000 aggregate principal amount of variable rate Lease-Backed Notes, Class A-3b (the "Class A-3b Notes"), and $72,278,000 aggregate principal amount of 6.88% Lease-Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3 Notes, the "1999-2 Notes"). The Class A-3b Notes are variable rate notes paying interest at a rate of LIBOR plus 0.36% (which we have fixed at 6.58% through an interest rate swap). The 1999-2 Notes were issued pursuant to an Indenture dated as of October 1, 1999 between the Company and Harris Trust and Savings Bank, as Indenture Trustee. The Sole Member contributed a segregated pool of $809,556,000 of office equipment leases or contracts and related assets (the "1999-2 Asset Pool"). The 1999-2 Notes are secured solely by the 1999-2 Asset Pool, which includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "1999-2 Leases") (together with the equipment financing portion of each periodic rental payment due under the 1999-2 Leases on or after the opening of business on September 1, 1999, and all related casualty payments, retainable deposits, and termination payments. The 1999-2 Notes have certain credit enhancement features available to noteholders including a reserve account, an overcollateralization account and a noncancellable insurance policy from Ambac Assurance Corporation with respect to the 1999-2 Notes.

     Payments on the 1999-2 Notes are due on the fifteenth day of each month (or if that is not a Business Day, the next succeeding Business Day), commencing on November 15, 1999. The 1999-2 Notes bear interest from October 7, 1999 at the respective interest rates specified above. The interest rate is calculated on the basis of a year of 360 days comprised of twelve 30-day months (except in the case of the Class A-1 Notes and the Class A-3b Notes, for which interest will be calculated on the basis of a year of 360 days and the actual number of days in the interest period) payable on the payment date. On each payment date, to the extent funds are available therefore from the collection of the lease receivables, principal payments will be made to noteholders in the following priority: (i) to the Class A-1 Noteholders only, until the outstanding principal amount on the Class A-1 Notes has been reduced to zero, then (ii) to the Class A-2 noteholders only, until the outstanding principal amount on the Class A-2 Notes has been reduced to zero, then (iii) to the Class A-3 noteholders only, until the outstanding principal amount on the Class A-3 Notes has been reduced to zero, and then (iv) to the Class A-4 noteholders, until the outstanding principal amount on the Class A-4 Notes has been reduced to zero. Each class of 1999-2 Notes will be payable in full on the applicable stated maturity date, which is as follows: Class A-1 Notes - October 2000, Class A-2 Notes - May 2001, Class A-3a Notes - August 2003, Class A-3b Notes - August 2003, and Class A-4 Notes - November 2005. However, if all payments are made on the 1999-2 Leases as scheduled, final payment on the 1999-2 Notes will be earlier than the stated maturity dates. The Company may, on any payment date, redeem the 1999-2 Notes when the total discounted lease balance is less than or equal to 10% of the total discounted lease balance as of September 1, 1999.

     IOS Capital services the 1999-2 Leases pursuant to an Assignment and Servicing Agreement by and among IOS Capital, as Originator and Servicer, the Sole Member, as Seller, and the Company, as Issuer. IOS Capital may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOS Capital of its liabilities with respect thereto. IOS Capital retains possession of the 1999-2 Leases and related files, and receives a monthly service fee from the Company for servicing the 1999-2 Leases.

     Future maturities of the 1999-2 Notes, based on contractual maturities of leases, are $252,700,000, $193,944,770, $143,174,200, $88,815,390, and
 $20,960,620 in fiscal 2000, 2001, 2002, 2003 and 2004, respectively.

Impact of Year 2000

IOS Capital is responsible for servicing the 1999-1 and 1999-2 Leases and, therefore, any Year 2000 issues adversely affecting IOS Capital could adversely affect the Company.

State of Readiness. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of IOS Capital's computer programs or hardware that have date-sensitive software or embedded technology (non-IT systems) may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The potential for a problem exists with all computer hardware and software, as well as in products with embedded technology; copiers and fax machines; security and HVAC systems; voice/telephony systems; elevators, etc.

     IKON has appointed a Year 2000 Corporate Compliance Team, which has prepared a compliance program for all business units, including IOS Capital, and is responsible for coordination and inspecting compliance activities in all business units. The compliance program requires all business units and locations in every country to inventory potentially affected systems and products, assess risk, take any required corrective actions, test and certify compliance. IKON's Year 2000 Testing and Certification Guidelines delineate the Year 2000 compliance process, testing and quality assurance guidelines, certification and reporting processes and contingency planning. An independent consulting company has reviewed the compliance program.

     Costs. The Company has no internal or external costs relating to the Year 2000 issue. IOS Capital has used both internal and external resources to reprogram or replace, test and implement its IT and non-IT systems for Year 2000 modifications. IOS Capital does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for internal IT personnel. IOS Capital's total cost of the Year 2000 project, excluding these internal costs, is approximately $1.2 million and is being funded through operating cash flows. Of the total estimated project cost, approximately $0.2 million is attributable to the purchase of new software and hardware and has been capitalized. Through October 31, 1999, IOS Capital has incurred approximately $1.1 million ($0.9 million expensed and $0.2 million capitalized), related to its Year 2000 project. Remaining amounts are to be incurred early in the first quarter of fiscal 2000.

     Risks. Management believes, based on the information currently available to it, that the most reasonably likely worst case scenario that could be caused by technology failures relating to Year 2000 could pose a significant threat not only to the Company, IOS Capital, IKON, its customers and suppliers, but to all businesses. Risks include:

    .     Legal risks, including customer, supplier, employee or shareholder lawsuits over failure to deliver contracted services, product failure, or health and safety issues.

    .     Loss of revenues due to failure to meet customer quality expectations.

    .     Increased operational costs due to manual processing, data corruption or disaster recovery.

    .     Inability to bill or invoice.

     The cost of the project and the date on which IKON and IOS Capital believe it will complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     Contingency Plans. IKON's Guidelines require that contingency plans be developed and validated in the event that any critical system cannot be corrected and certified before the system's failure date. Contingency plans are currently being developed and completed.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     (No response to this item is required.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of IKON Receivables, LLC are submitted herewith on Pages F-1 through F-10 of this report.

Quarterly Data

     The following table shows comparative summarized unaudited quarterly results for fiscal 1999.

                             First Quarter    Second Quarter   Third Quarter   Fourth Quarter     Total
                             -------------    --------------   -------------   --------------     -----
                                                               (IN THOUSANDS)
1999
Finance income.........            $0               $0             $13,031         $20,317        $33,348
Interest expense.......             0                0               4,530          10,172         14,702
Net income.............             0                0               7,935           9,639         17,574

     Any additional information required by this item has been omitted pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Manager of the Company are as follows:

        Directors and Executive Officers of the Manager of the Company

          The following table sets forth the executive officers and directors of IKON Receivables Funding Inc., the manager of the Company ("Manager"), and their ages and positions as of December 28, 1999. Because the Company is organized as a special purpose company and is largely passive, it is expected that the officers and directors of the Manager will participate in the management of the Company only to a limited extent. Most of the actions related to maintaining and servicing the assets will be performed by IOS Capital.

--------------------------------------------------------------------------------
Name                  Age        Position
--------------------------------------------------------------------------------

Robert McLain          73     President & Director

Patricia Donato        35     Secretary & Director

Joseph Churchman       62     Director

Robert C. Campbell     41     Director

Robert W. Grier        40     Director

Karin M. Kinney        38     Secretary

J. F. Quinn            44     Treasurer

          Robert K. McLain has served as Director since being elected on January 20, 1999. Mr. McLain joined Alco Standard Corporation in 1972 and served in various positions including Assistant Corporate Controller, Controller and Vice President until his retirement from the Company in 1991. From the time he retired from Alco until September 30, 1998, he organized and managed Delaware investment companies, which include subsidiaries of IKON Office Solutions, Inc. and Unisource Worldwide, Inc., on a part-time basis.

          Patricia A. Donato has served as Director since being elected on January 20, 1999. Ms. Donato joined Alco Standard Corporation as a Tax Coordinator in 1988. Since January 1991, she has served as Office Manager, and subsequently, Controller, for investment companies in Delaware, which include subsidiaries of IKON Office Solutions, Inc. and Unisource Worldwide, Inc.

          Joseph B. Churchman has served as Director since being elected on January 20, 1999. Mr. Churchman joined Alco Standard Corporation in 1975 as Corporate Accounting Manager. He subsequently served as Manager of Alco's Data Services and as President of Alco Health Services, now known as Amerisource, until his retirement in 1988. Currently, Mr. Churchman is a business consultant and serves as a director of several Delaware investment companies.

          Robert C. Campbell has served as Director since being elected on April 9, 1999. Mr. Campbell, the Co-founder and Managing Director of Entity Services Group, L.L.C., advises corporations on structural and tax ramifications arising from their holding companies. Mr. Campbell, a Certified Public Accountant, has also served as a Tax Manager at KPMG LLP where he advised corporate clients on tax planning and compliance issues. Prior to joining KPMG LLP, Mr. Campbell worked at the captive-finance subsidiary of Sears Roebuck & Co.

          Robert W. Grier has served as Director since being elected on April 9, 1999. Presently, Mr. Grier is Executive Vice President of Entity Services Group, L.L.C. Mr. Grier has previously served as a Senior Tax Manager at KPMG LLP, where he advised companies, ranging from closely-held to multi-national corporations, on compliance and tax planning issues. Prior to joining KPMG LLP, Mr. Grier was employed by Simon, Master & Sidlow, P.A., a Wilmington accounting firm.

          Karin M. Kinney has served as Secretary of IKON Office Solutions, Inc. since 1996 and as Corporate Counsel since 1994. From 1987 through 1994, Ms. Kinney served as Counsel.

          J.F. Quinn has served as Treasurer for IKON Office Solutions, Inc. from November 1997 to the present. Prior to assuming his current position, Mr. Quinn served as Assistant Treasurer from January 1996 through November 1997 and Manager, Foreign Exchange and Cash Management from June 1994 through January 1996. Before joining IKON Office Solutions, Inc. Mr. Quinn served as Manager, Foreign Exchange for ARCO Chemical Company, Manager, Financial Services for the Columbia Gas System, Inc. and Supervising Senior Auditor for Peat, Marwick, Mitchell & Co.


ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 1 hereof for information concerning the relationship between the Company, IOS Capital, Inc. and IKON Receivables Funding, Inc.

     Any additional information required by this item has been omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements


                                                                                                                Page
                                                                                                                ----
          Report of Ernst & Young LLP, Independent Auditors...................................................    F-1
          Balance Sheets at September 30, 1999 and April 6, 1999..............................................    F-2
          Statement of Income for the period April 6, 1999 to September 30, 1999..............................    F-3
          Statement of Changes in Member's Equity for the period April 6, 1999 to September 30, 1999..........    F-4
          Statement of Cash Flows for the period April 6, 1999 to September 30 199............................    F-5
          Notes to Financial Statements.......................................................................    F-6

     Financial Statements and Schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because they are inapplicable.

     (b)  Exhibits

1.1 Underwriting Agreement dated May 19, 1999 among the Company, IKON Receivables-1, LLC, IOS Capital, Inc., and Lehman Brothers as Representative of the Underwriters, filed as Exhibit 1.1 to the Company's Form 8-K dated May 25, 1999, is incorporated herein by reference.

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

12        Ratio of Earnings to Fixed Charges

23        Auditors' Consent

27        Financial Data Schedule


     (c)  Reports on Form 8-K

          None.

Forward Looking Information

     This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. These risks and uncertainties include, but are not limited to, factors which may affect the Company's ability to recoup the full amount due on the 1999-1 Leases (such as lessee defaults or factors impeding recovery efforts), and risks and uncertainties affecting the business of IOS Capital and/or IKON as set forth in IOS Capital's and IKON's periodic reports filed with the Securities & Exchange Commission, including, but not limited to, risks and uncertainties relating to conducting operations in a competitive environment; delays, difficulties, management transitions and employment issues associated with consolidation of, and/or changes in business operations; managing the integration of existing and acquired companies; risks and uncertainties associated with existing or future vendor relationships; and general economic conditions. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
IKON Office Solutions, Inc.

     We have audited the accompanying balance sheets of IKON Receivables, LLC as of September 30, 1999 and April 6, 1999, and the related statements of income, changes in member's equity, and cash flows for the period April 6, 1999 to September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKON Receivables, LLC at September 30, 1999 and April 6, 1999, and the results of its operations and its cash flows for the period April 6, 1999 to September 30, 1999, in conformity with generally accepted accounting principles.

                                        /s/ Ernst & Young LLP
                                       ---------------------------
                                            Ernst & Young LLP
Philadelphia, Pennsylvania
October 25, 1999

                             IKON RECEIVABLES, LLC

                                BALANCE SHEETS
                                (in thousands)

                                                                                        September 30,          April 6,
                                                                                            1999                1999
                                                                                        -------------       -------------
                                      Assets
Investments in leases (note 5)
     Direct financing leases......................................................         $827,842
     Less: Unearned income........................................................         (120,076)
                                                                                           --------
                                                                                            707,766

Cash..............................................................................           26,694               $1
Restricted cash (note 2)..........................................................           29,625
Accounts receivable...............................................................           24,057
Prepaid expenses and other assets.................................................            3,045
                                                                                           --------          --------
         Total assets.............................................................         $791,187               $1
                                                                                           ========          ========

                        Liabilities and Member's equity
Liabilities:
     Accounts payable and accrued expenses........................................         $      1
     Accrued interest.............................................................            1,540
     Lease-backed notes (note 6)..................................................          622,948
                                                                                           --------
         Total liabilities........................................................          624,489

Member's equity:
     Contributed capital (note 3).................................................          149,124               $1
     Retained earnings............................................................           17,574
                                                                                           --------          --------
         Total member's equity....................................................          166,698                1
                                                                                           --------          --------
         Total liabilities and member's equity....................................         $791,187               $1
                                                                                           ========          ========

                            See accompanying notes.

                             IKON RECEIVABLES, LLC

                              STATEMENT OF INCOME
                                (in thousands)

                                                                            April 6, 1999 through
                                                                              September 30, 1999
                                                                              ------------------
Revenues:
    Finance income ...................................................              $33,348
    Other income......................................................                  501
                                                                                    -------
                                                                                     33,849

Expenses:
    Interest expense (note 6).........................................               14,702
    General and administrative expenses (note 4)......................                1,573
                                                                                    -------
                                                                                     16,275

Net income............................................................              $17,574
                                                                                    =======

                            See accompanying notes.

                             IKON RECEIVABLES, LLC

                    STATEMENT OF CHANGES IN MEMBER'S EQUITY
                                (in thousands)

                                                                  Contributed    Retained
                                                                    Capital      Earnings     Total
                                                                  -----------    --------   ---------
Balance at April 6, 1999....................................         $      1          --    $      1
Net income..................................................                      $17,574      17,574
Capital contributions.......................................          823,591          --     823,591
Capital distributions.......................................         (674,468)         --    (674,468)
                                                                     --------     -------    --------
Balance at September 30, 1999...............................         $149,124     $17,574    $166,698
                                                                     ========     =======    ========

                            See accompanying notes.

                             IKON RECEIVABLES, LLC

                            STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                               April 6, 1999 through
                                                                                September 30, 1999
                                                                                ------------------
Operating activities
Net income...............................................................            $  17,574
Adjustments to reconcile net income to net cash used in operating activities:
    Amortization.........................................................                  726
    Changes in operating assets and liabilities:
        Accounts receivable..............................................              (24,057)
        Prepaid expenses and other assets................................               (1,460)
        Accounts payable and accrued expenses............................                    1
        Accrued interest.................................................                1,540
                                                                                     ---------
Net cash used in operating activities....................................               (5,676)
                                                                                     ---------
Investing activities
 Investment in leases:
    Collections..........................................................              115,825
                                                                                     ---------
Net cash provided by investing activities................................              115,825
                                                                                     ---------
Financing activities
    Proceeds from lease-backed notes.....................................              749,331
    Payments on lease-backed notes.......................................             (128,694)
    Deposit to restricted cash...........................................              (29,625)
    Capital contributed by Sole Member...................................                    1
    Capital distributed to Sole Member...................................             (674,468)
                                                                                     ---------
Net cash used in financing activities....................................              (83,455)
                                                                                     ---------
Increase in Cash.........................................................            $  26,694
                                                                                     =========

                            See accompanying notes.

                             IKON RECEIVABLES, LLC

                         NOTES TO FINANCIAL STATEMENTS

1.   Organization

     IKON Receivables, LLC (the "Company") is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-1, LLC ("Sole Member"), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital, Inc. ("IOS Capital"), a wholly owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded office technology company with fiscal 1999 revenues of $5.5 billion. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc. (the "Manager").

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

2.   Significant Accounting Policies

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes. Actual results could differ from those estimates and assumptions.

   Revenue Recognition

     Unearned lease finance income is amortized into revenue using the effective interest method over the term of the lease agreements.

   Income Taxes

     As a limited liability company, the Company will be treated as a disregarded entity for tax purposes. The Company, the Sole Member and IOS Capital will be treated as a single entity for tax purposes. The Company's income and losses are passed through to the Sole Member and, accordingly, no provision for income taxes has been recorded.

                             IKON RECEIVABLES, LLC

                         NOTES TO FINANCIAL STATEMENTS

2.   Significant Accounting Policies - Continued

   Fair Value Disclosures

     FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the Company has computed and disclosed the fair value of its lease-backed notes (Note 6).

   Restricted Cash

     Cash related to the pledged 1999-1 Leases is held in segregated accounts pending distribution to the holders of the 1999-1 Notes and is restricted in its use.

   Pending Accounting Change

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It will require the Company to recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company intends to adopt this standard on October 1, 2000. The Company does not believe the effect of adoption will be material.

                             IKON RECEIVABLES, LLC

                         NOTES TO FINANCIAL STATEMENTS

3.   Capital Contributions

     The Sole Member made an initial cash capital contribution of $1,000 to the Company on April 6, 1999. Subsequently, the Sole Member contributed a segregated pool of $819,572,000 of office equipment leases or contracts and related assets (the "1999-1 Asset Pool") to the Company as an initial transfer of leases to the Company. After the initial transfer, an additional $45,941,000 of leases were added to the 1999-1 Asset Pool as substitution for $41,922,000 that were cancelled or defaulted subsequent to April 1, 1999, resulting in a net non-cash capital contribution of $4,019,000. On September 30, 1999, the Company distributed $674,468,000 to its Sole Member.

4.   Servicing Agreement

     The Company has a servicing agreement with IOS Capital for which IOS Capital services the Asset Pool and provides administrative services to the Company. The servicing fee is calculated by multiplying 0.75% by the lesser of the discounted present value of performing leases or the outstanding amount of the lease-backed notes (see Note 6). The servicing fee expense was $1,573,000 for the period April 6, 1999 through September 30, 1999.

5.   Investments in Leases

     At September 30, 1999, contractual maturities of direct financing leases are as follows (in thousands):

          2000....................................................  $ 327,109
          2001....................................................    256,194
          2002....................................................    158,229
          2003....................................................     75,554
          2004....................................................     10,756
                                                                    ---------
                                                                      827,842
          Less unearned interest..................................   (120,076)
                                                                    ---------
                                                                    $ 707,766
                                                                    =========

6.   Lease-Backed Notes

     On May 19, 1999, the Company issued $304,474,000 aggregate principal amount of 5.11% Lease-Backed Notes, Class A-1 (the "Class A-1 Notes"), $61,579,000 aggregate principal amount of 5.60% Lease-Backed Notes, Class A-2 (the "Class A-2 Notes"), $304,127,000 aggregate principal amount of 5.99% Lease-Backed Notes, Class A-3 (the "Class A-3 Notes"), and $81,462,000 aggregate principal amount of 6.23% Lease-Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3 Notes, the "1999-1 Notes"). The 1999-1 Notes were issued pursuant to an Indenture dated as of April 1, 1999 between the Company and Harris Trust and Savings Bank, as Indenture Trustee. The 1999-1 Notes are collateralized solely by the 1999-1 Asset Pool, which includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "1999-1 Leases") (together with the equipment financing portion of each periodic rental payment due under the 1999-1 Leases on or after the opening of business on April 1, 1999), and all related casualty payments, retainable deposits, and termination payments. The 1999-1 Notes have certain credit enhancement features available to noteholders including a reserve account, an overcollateralization account and a noncancellable insurance policy from Ambac Assurance Corporation with respect to the 1999-1 Notes.

                             IKON RECEIVABLES, LLC

                         NOTES TO FINANCIAL STATEMENTS

6.   Lease-Backed Notes - continued

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

     The average interest rate on the lease-backed notes outstanding at September 30, 1999 was 5.7%. Interest paid amounted to $13,162,000 for the period April 6, 1999 through September 30, 1999.

     At September 30, 1999, the fair value of the Company's leased-backed notes is estimated to be $590,221,000 using a discounted cash flow analysis.

     Future maturities of lease-backed notes outstanding, based on contractual maturity of leases, at September 30, 1999 are as follows (in thousands):

          Fiscal 2000...............................................    $270,813
          2001......................................................     185,518
          2002......................................................     121,813
          2003......................................................      44,804
                                                                        --------
                                                                        $622,948
                                                                        ========

                             IKON RECEIVABLES, LLC

                         NOTES TO FINANCIAL STATEMENTS

7.   Subsequent Event

          On October 7, 1999, the Company issued $235,326,000 aggregate principal amount of 6.14125% Lease-Backed Notes, Class A-1 (the "Class A-1 Notes"), $51,100,000 aggregate principal amount of 6.31% Lease-Backed Notes, Class A-2 (the "Class A-2 Notes"), $100,000,000 aggregate principal amount of 6.59% Lease-Backed Notes, Class A-3a (the "Class A-3a Notes"), $240,891,000 aggregate principal amount of variable rate Lease-Backed Notes, Class A-3b (the "Class A-3b Notes"), and $72,278,000 aggregate principal amount of 6.88% Lease-Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3 Notes, the "1999-2 Notes"). The Class A-3b Notes are variable rate notes paying interest at a rate of LIBOR plus 0.36% (which we have fixed at 6.58% through an interest rate swap). The 1999-2 Notes were issued pursuant to an Indenture dated as of October 1, 1999 between the Company and Harris Trust and Savings Bank, as Indenture Trustee. The Sole Member contributed a segregated pool of $809,556,000 of office equipment leases or contracts and related assets (the "1999-2 Asset Pool") to the Company. The 1999-2 Notes are collateralized solely by the 1999-2 Asset Pool, which includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "1999-2 Leases") together with the equipment financing portion of each periodic rental payment due under the 1999-2 Leases on or after the opening of business on September 1, 1999, and all related casualty payments, retainable deposits, and termination payments. The 1999-2 Notes have certain credit enhancement features available to noteholders including a reserve account, an overcollateralization account and a noncancellable insurance policy from Ambac Assurance Corporation with respect to the 1999-2 Notes.

          Payments on the 1999-2 Notes are due on the fifteenth day of each month (or if that is not a Business Day, the next succeeding Business Day), commencing on November 15, 1999. The 1999-2 Notes bear interest from October 7, 1999 at the respective interest rates specified above. The interest rate is calculated on the basis of a year of 360 days comprised of twelve 30-day months (except in the case of the Class A-1 Notes and the Class A-3b Notes, for which interest will be calculated on the basis of a year of 360 days and the actual number of days in the interest period) payable on the payment date. On each payment date, to the extent funds are available therefore from the collection of the lease receivables, principal payments will be made to noteholders in the following priority: (i) to the Class A-1 Noteholders only, until the outstanding principal amount on the Class A-1 Notes has been reduced to zero, then (ii) to the Class A-2 noteholders only, until the outstanding principal amount on the Class A-2 Notes has been reduced to zero, then (iii) to the Class A-3 noteholders only, until the outstanding principal amount on the Class A-3 Notes has been reduced to zero, and then (iv) to the Class A-4 noteholders, until the outstanding principal amount on the Class A-4 Notes has been reduced to zero. Each class of 1999-2 Notes will be payable in full on the applicable stated maturity date, which is as follows: Class A-1 Notes - October 2000, Class A-2 Notes - May 2001, Class A-3a Notes - August 2003, Class A-3b Notes - August 2003, and Class A-4 Notes - November 2005. However, if all payments are made on the 1999-2 Leases as scheduled, final payment on the 1999-2 Notes will be earlier than the stated maturity dates. The Company may, on any payment date, redeem the 1999-2 Notes when the total discounted lease balance is less than or equal to 10% of the total discounted lease balance as of September 1, 1999.

     IOS Capital services the 1999-2 Leases pursuant to an Assignment and Servicing Agreement by and among IOS Capital, as Originator and Servicer, the Sole Member, as Seller, and the Company, as Issuer. IOS Capital may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOS Capital of its liabilities with respect thereto. IOS Capital retains possession of the 1999-2 Leases and related files, and receives a monthly service fee from the Company for servicing the 1999-2 Leases.

     Future maturities of the 1999-2 Notes, based on contractual maturity of leases, are $252,700,000, $193,944,770, $143,174,200, $88,815,390, and
$20,960,620 in fiscal 2000, 2001, 2002, 2003 and 2004, respectively.

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K for the period ended September 30, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IKON RECEIVABLES, LLC
Date: December 28, 1999
                              By: IKON RECEIVABLES FUNDING INC.,
                                  as Sole Member and Initial Manager

                              By:  /s/ Robert K.McLain
                                  --------------------
                                  Name:  Robert K. McLain
                                  Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on December 28, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

                        Signatures                                                Title
                        ----------                                                -----
                  /s/ Robert K. McLain                                    President, Director and
--------------------------------------------------------
                      Robert K. McLain                                  Principal Executive Officer

                  /s/ Patricia Donato                                     Secretary and Director
--------------------------------------------------------
                      Patricia Donato

                  /s/ Joseph Churchman                                     Director and
--------------------------------------------------------
                      Joseph Churchman                                  Principal Financial Officer

                  /s/ Robert C. Campbell                                   Director
--------------------------------------------------------
                      Robert C. Campbell

                  /s/ Robert W. Grier                                      Director
--------------------------------------------------------
                      Robert W. Grier

                  /s/ J. F. Quinn                                          Treasurer
--------------------------------------------------------
                      J. F. Quinn

                             IKON RECEIVABLES, LLC

                               INDEX TO EXHIBITS

EXHIBIT
NO.                                                         Title
-------                                                     -----

12          Ratio of Earnings to Fixed Charges

23          Auditors' Consent

27          Financial Data Schedule