Form 10-Q
period 1999-12-31
IKON RECEIVABLES LLC
filed 2000-02-14
CIK 1077175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number              333-71073

                              IKON Receivables, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      23-2990188
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                 1738 Bass Road, P.O. Box 9115, Macon, GA 31208
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (912) 471-2300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No


* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date. (Not applicable)

Registered Debt Outstanding as of February 11, 2000          $1,139,668,865.64

The registrant, an indirect wholly owned subsidiary of IKON Office Solutions, Inc. ("IKON"), meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                              IKON RECEIVABLES, LLC


PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets - December 31, 1999 (unaudited) and September 30,
             1999

             Statement of Income - Three months ending December 31, 1999 (unaudited)

             Statement of Cash Flow -- Three months ending December 31, 1999 (unaudited)

             Notes to Financial Statements (unaudited)


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

 .

     Item 6. Exhibits and Reports on Form 8-K

                         PART I . FINANCIAL INFORMATION


Item 1: Financial Statements


                              IKON Receivables, LLC
                                 BALANCE SHEETS
                                 (in thousands)


                                                                         December 31,               September 30,
                                                                             1999                        1999
                                                                         (unaudited)
                                                                    -----------------------      ---------------------
Assets

Investment in leases:
      Direct financing leases                                                   $1,602,553                   $827,842
      Less: Unearned income                                                       (240,331)                  (120,076)
                                                                    -----------------------      ---------------------
                                                                                 1,362,222                    707,766

Cash and cash equivalents                                                           78,426                     26,694
Restricted cash                                                                     69,028                     29,625
Accounts receivable                                                                 43,001                     24,057
Prepaid expenses and other assets                                                    4,864                      3,045
                                                                    -----------------------      ---------------------
Total assets                                                                    $1,557,541                   $791,187
                                                                    =======================      =====================

Liabilities and Member's equity

Liabilities:
      Accounts payable and accrued expenses                                             $0                         $1
      Accrued interest                                                               3,191                      1,540
      Lease-backed notes                                                         1,183,902                    622,948
                                                                    -----------------------      ---------------------
Total liabilities                                                                1,187,093                    624,489
                                                                    -----------------------      ---------------------

Member's equity:
      Contributed capital                                                          335,187                    149,124
      Retained earnings                                                             35,261                     17,574
                                                                    -----------------------      ---------------------
Total member's equity                                                              370,448                    166,698
                                                                    -----------------------      ---------------------
Total liabilities and member's equity                                           $1,557,541                   $791,187
                                                                    =======================      =====================


See notes to financial statements.

                              IKON RECEIVABLES, LLC
                               STATEMENT OF INCOME
                                 (in thousands)
                                   (unaudited)




                                                       Three Months Ended
                                                       December 31, 1999

Revenues:
     Finance income                                          $38,740
     Other income                                                901
                                                           ---------
                                                              39,641
                                                           ---------

Expenses:
     Interest expense                                         19,871
     Servicing fee expense                                     2,083
                                                           ---------
                                                              21,954
                                                           ---------

Net income                                                   $17,687
                                                           =========



See notes to financial statements.

                              IKON RECEIVABLES, LLC
                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                         Three Months Ended
                                                          December 31, 1999
                                                          -----------------
Operating activities:
Net income                                                  $  17,687
Adjustments to reconcile net income to net
      cash provided by operating activities:
           Changes in operating assets and liabilities:
               Accounts receivable                            (18,944)
               Prepaid expenses and other assets                  310
               Accounts payable and accrued expenses               (1)
               Accrued interest                                 1,651
                                                            ---------
Net cash provided by operating activities                         703
                                                            ---------

Cash flows from investing activities:
Collections on lease receivables                              179,033
                                                            ---------
Net cash provided by investing activities                     179,033
                                                            ---------

Cash flows from financing activities:
Proceeds from issuance of lease-backed notes                  697,466
Payments on lease-backed notes                               (138,641)
Deposit to restricted cash                                    (39,403)
Capital Distribution to Sole Member                          (647,426)
                                                            ---------
Net cash used in financing activities                        (128,004)
                                                            ---------

Net increase in cash                                           51,732
Cash at beginning of year                                      26,694
                                                            ---------
Cash at end of period                                       $  78,426
                                                            =========

Supplemental noncash financing activities:
Noncash capital contributions                               $  23,933
                                                            =========


See notes to financial statements

                              IKON RECEIVABLES, LLC

                          NOTES TO FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)
1.   Basis of Presentation

        The accompanying unaudited condensed financial statements of IKON Receivables, LLC (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

2.   Capital Contributions

     IKON Receivables-1, LLC (the "Sole Member") made an initial cash capital contribution of $1 to the Company on April 6, 1999. Subsequently, the Sole Member contributed a segregated pool of $819,572 of office equipment leases or contracts and related assets (the "1999-1 Asset Pool") to the Company as an initial transfer of leases to the Company. After the initial transfer, an additional $45,941 of leases were added to the 1999-1 Asset Pool as substitution for $41,922 that were cancelled or defaulted subsequent to April 1, 1999, resulting in a net noncash capital contribution of $4,019. On September 30, 1999, the Company distributed $674,468 to its Sole Member.

     During the first quarter of fiscal 2000, the Sole Member contributed a second segregated pool of $809,556 of office equipment leases or contracts and related assets (the "1999-2 Asset Pool") to the Company. An additional $73,591 of leases were added to the combined 1999-1 Asset Pool and 1999-2 Asset Pool as substitution for $49,658 that were cancelled or defaulted subsequent to October 1, 1999, resulting in a net noncash capital contribution of $23,933. On December 31, 1999, the Company distributed $647,426 to its Sole Member.

3.   Servicing Agreement

     The Company has a servicing agreement with IOS Capital Inc. ("IOS Capital") for which IOS Capital services the 1999-1 and 1999-2 Asset Pools and provides administrative services to the Company. The servicing fee is calculated by multiplying 0.75% by the lesser of the discounted present value of performing leases or the outstanding amount of the lease-backed notes (see Note 4). The servicing fee expense was $2,083 for the period from October 1, 1999 through December 31, 1999.

4.   Lease-Backed Notes

     In addition to the $622,948 of Lease-Backed Notes outstanding at September 30, 1999, on October 7, 1999, the Company issued $235,326 in aggregate principal amount of 6.14125% Lease-Backed Notes, Class A-1 (the "Class A-1 Notes"), $51,100 in aggregate principal amount of 6.31% Lease-Backed Notes, Class A-2 (the "Class A-2 Notes"), $100,000 in aggregate principal amount of 6.59% Lease-Backed Notes, Class A-3a (the "Class A-3a Notes"), $240,891 in aggregate principal amount of variable rate Lease-Backed Notes, Class A-3b (the "Class A-3b Notes"), and $72,278 in aggregate principal amount of 6.88% Lease-Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3a Notes, the Class A-3b Notes, and collectively the "1999-2 Notes"). The Class A-3b Notes are variable rate notes paying interest at a rate of libor plus 0.36% (which we have fixed at 6.63% through an interest rate swap). The 1999-2 Notes were issued pursuant to an Indenture dated as of October 1, 1999 between the Company, IOS Capital, and Harris Trust and Savings Bank, as Indenture Trustee. The Sole Member contributed a segregated pool of $809,556 of office equipment leases or contracts and related assets (the "1999-2 Asset Pool") to the Company. The 1999-2 Notes are collateralized solely by the 1999-2 Asset Pool, which includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "1999-2 Leases") together with the equipment financing portion of each periodic lease or rental payment due under the 1999-2 Leases on or after the opening of business on September 1, 1999, and all related casualty payments, retainable deposits, and termination payments. The 1999-2 Notes have certain credit enhancement features available to noteholders including a reserve account, an overcollateralization account and a noncancellable insurance policy from Ambac Assurance Corporation with respect to the 1999-2 Notes.

     Payments on the 1999-2 Notes are due on the fifteenth day of each month (or if that is not a Business Day, the next succeeding Business Day), commencing on November 15, 1999. The 1999-2 Notes bear interest from October 7, 1999 at the respective interest rates specified above. The interest rate is calculated on the basis of a year of 360 days comprised of twelve 30-day months (except in the case of the Class A-1 Notes and the Class A-3b Notes, for which interest will be calculated on the basis of a year of 360 days and the actual number of days in the interest period) payable on the payment date. On each payment date, to the extent funds are available therefore from the collection of the lease receivables, principal payment will be made to noteholders in the following priority: (i) to the Class A-1 noteholders only, until the outstanding principal amount on the Class A-1 Notes has been reduced to zero, then (ii) to the Class A-2 noteholders only, until the outstanding principal amount on the Class A-2 Notes has been reduced to zero, then (iii) to the Class A-3 noteholders only, until the outstanding principal amount on the Class A-3 Notes has been reduced to zero, and then (iv) to the Class A-4 noteholders, until the outstanding principal amount on the Class A-4 Notes has been reduced to zero. Each class of 1999-2 Notes will be payable in full on the applicable stated maturity date, which is as follows: Class A-1 Notes - October 2000, Class A-2 Notes - May 2001, Class A-3a Notes - August 2003, Class A-3b Notes - August 2003, and Class A-4 Notes - November 2005. However, if all payments are made on the 1999-2 Leases as scheduled, final payment on the 1999-2 Notes will be earlier than the stated maturity dates. The Company may, on any payment date, redeem the 1999-2 Notes when the total discounted lease balance is less than or equal to 10% of the total discounted lease balance as of September 1, 1999.

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

     The average interest rate on all the lease-backed notes outstanding at December 31, 1999 was 6.2%. Interest paid amounted to $18,220 for the period October 1, 1999 through December 31, 1999.

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

     On May 19, 1999, the Company issued $304,474,000 aggregate principal amount of 5.11% Lease-Backed Notes, Class A-1 (the "Class A-1 Notes"), $61,579,000 aggregate principal amount of 5.60% Lease-Backed Notes, Class A-2 (the "Class A-2 Notes"), $304,127,000 aggregate principal amount of 5.99% Lease-Backed Notes, Class A-3 (the "Class A-3 Notes"), and $81,462,000 aggregate principal amount of 6.23% Lease-Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3 Notes, the "1999-1 Notes"). The 1999-1 Notes were issued pursuant to an Indenture dated as of April 1, 1999 between the Company, IOS Capital, and Harris Trust and Savings Bank, as Indenture Trustee. The 1999-1 Notes are collateralized solely by the 1999-1 Asset Pool, which includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "1999-1 Leases") (together with the equipment financing portion of each periodic lease or rental payment due under the 1999-1 Leases on or after the opening of business on April 1, 1999), and all related casualty payments, retainable deposits, and termination payments. The 1999-1 Notes have certain credit enhancement features available to noteholders including a reserve account, an overcollateralization account and a noncancellable insurance policy from Ambac Assurance Corporation with respect to the 1999-1 Notes.

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

     On October 7, 1999, the Company issued $235,326,000 in aggregate principal amount of 6.14125% Lease-Backed Notes, Class A-1 (the "Class A-1 Notes"), $51,100,000 in aggregate principal amount of 6.31% Lease-Backed Notes, Class A-2 (the "Class A-2 Notes"), $100,000,000 in aggregate principal amount of 6.59%
Lease-Backed Notes, Class A-3a (the "Class A-3a Notes"), $240,891,000 in aggregate principal amount of variable rate Lease-Backed Notes, Class A-3b (the "Class A-3b Notes"), and $72,278,000 in aggregate principal amount of 6.88% Lease-Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3a Notes, Class A-3b Notes, and collectively the "1999-2 Notes"). The Class A-3b Notes are variable rate notes paying interest at a rate of libor plus 0.36% (which we have fixed at 6.63% through an interest rate swap). The 1999-2 Notes were issued pursuant to an Indenture dated as of October 1, 1999 between the Company, IOS Capital and Harris Trust and Savings Bank, as Indenture Trustee. The Sole Member contributed a segregated pool of $809,556,000 of office equipment leases or contracts and related assets (the "1999-2 Asset Pool") to the Company. The 1999-2 Notes are collateralized solely by the 1999-2 Asset Pool, which includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "1999-2 Leases") together with the equipment financing portion of each periodic lease or rental payment due under the 1999-2 Leases on or after the opening of business on September 1, 1999, and all related casualty payments, retainable deposits, and termination payments. The 1999-2 Notes have certain credit enhancement features available to noteholders including a reserve account, an overcollateralization account and a noncancellable insurance policy from Ambac Assurance Corporation with respect to the 1999-2 Notes.

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

     Interest income earned on the Asset Pool is expected to offset interest expense on the Notes, amortization of debt issuance costs and discount on the notes and the fees charged by IOS Capital for servicing the Asset Pool and providing administrative services to the Company. For the quarter ending December 31, 1999, income generated from the Asset Pool was approximately $38.7 million, other income earned was $.9 million, while interest expense during the quarter was $19.9 million and administrative expenses were $2.1 million. Collections on the lease receivables during the period have been approximately $179.0 million. The Company repaid $138.6 million of principal on the Notes. The Company portfolio of leases has an average yield of 10.7% at December 31, 1999, while the Company's weighted average interest rate on its debt outstanding as of December 31, 1999 is 6.2%. This rate differential, in addition to the overcollateralization of the lease portfolio, gives rise to the 45% net income to revenue relationship for the quarter.


Impact of Year 2000

January 2000 Update. Through January 31, 2000, the Company's and IOS Capital's operations are fully functioning and have not experienced any significant issues associated with the Year 2000 problem (as described below).

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

     Costs. The Company has no internal or external costs relating to the Year 2000 issue. IOS Capital has used both internal and external resources to reprogram or replace, test and implement its IT and non-IT systems for Year 2000 modifications. IOS Capital does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for internal IT personnel. IOS Capital's total cost of the Year 2000 project, excluding these internal costs, is approximately $1.2 million and is being funded through operating cash flows. Of the total estimated project cost, approximately $0.2 million is attributable to the purchase of new software and hardware and has been capitalized. Through January 31, 2000, IOS Capital has incurred approximately $1.2 million ($1.0 million expensed and $0.2 million capitalized), related to its Year 2000 project.

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

     Contingency Plans. IKON's Guidelines require that contingency plans be developed and validated in the event that any critical system cannot be corrected and certified before the system's failure date. Contingency plans were developed and completed.

Pending Accounting Changes

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. It will require us to recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company intends to adopt the standard on October 1, 2000. The Company does not believe the effect of adoption will be material.



Item 3: Quantitative and Qualitative Disclosures About Market Risk

Pursuant to General Instruction H(2)(c) of Form 10-Q the information required by this item has been omitted.



                           FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's and/or IKON's future financial condition and results. These risks and uncertainties, include, but are not limited to, factors which may affect the Company's ability to recoup the full amount due on the 1999-1 and 1999-2 Leases (such as lessee defaults or factoring impeding recovery efforts), and risks and uncertainties affecting the business of IOS Capital and/or IKON as set forth in IOS Capital's and IKON's periodic reports filed with the Securities & Exchange Commission, including, but not limited to, risks and uncertainties relating to conducting operations in a competitive environment; delays, difficulties, management transitions and employment issues associated with consolidation of, and/or changes in business operations; managing the integration of existing and acquired companies; risks and uncertainties associated with existing or future vendor relationships; and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's fiscal 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


        27   Financial Data Schedule

      (b)    Reports on Form 8-K

             On October 1, 1999, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, certain information regarding the offering of the Company's 1999-2 Notes.

             On October 1, 1999, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, certain information regarding the consolidated financial statements of Ambac Assurance Corporation and subsidiaries.

             On October 21, 1999, the Company filed a Current Report on Form 8-K to file, under Items 2 and 7 of the form, certain information regarding the Registration of the 1999-2 Notes.

             On December 21, 1999, the registrant filed a Current Report on Form 8-K to file, under Item 4 of the form, information regarding the appointment of PricewaterhouseCoopers LLP as its independent auditors for the fiscal year ending September 30, 2000 to replace the firm of Ernst & Young LLP who were dismissed as auditors of the registrant effective with their completion of their audit of the registrant's financial statements for the fiscal year ended September 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                            IKON RECEIVABLES, LLC

                                            By: IKON RECEIVABLES FUNDING, INC.
                                              As Manager


Date  February 14, 2000                     /s/ Jack F. Quinn
      -------------------                   ----------------------
                                            Jack F. Quinn
                                            Treasurer