Form 10-Q/A
period 1999-12-31
IKON RECEIVABLES LLC
filed 2000-02-22
CIK 1077175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-Q/A

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

                              IKON RECEIVABLES, LLC
                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                         Three Months Ended
                                                          December 31, 1999
                                                          -----------------
Operating activities:
Net income                                                  $  17,687
Adjustments to reconcile net income to net
      cash provided by operating activities:
           Changes in operating assets and liabilities:
               Accounts receivable                            (18,944)
               Prepaid expenses and other assets                  310
               Accounts payable and accrued expenses               (1)
               Accrued interest                                 1,651
                                                            ---------
Net cash provided by operating activities                         703
                                                            ---------

Cash flows from investing activities:
Collections on lease receivables                              179,033
                                                            ---------
Net cash provided by investing activities                     179,033
                                                            ---------

Cash flows from financing activities:
Proceeds from issuance of lease-backed notes                  697,466
Payments on lease-backed notes                               (138,641)
Deposit to restricted cash                                    (39,403)
Capital Distribution to Sole Member                          (647,426)
                                                            ---------
Net cash used in financing activities                        (128,004)
                                                            ---------

Net increase in cash                                           51,732
Cash at beginning of year                                      26,694
                                                            ---------
Cash at end of period                                       $  78,426
                                                            =========

Supplemental noncash financing activities:
Noncash capital contributions                               $ 833,489
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


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                            IKON RECEIVABLES, LLC

                                            By: IKON RECEIVABLES FUNDING, INC.
                                              As Manager


Date  February 22, 2000                     /s/ Jack F. Quinn
      -------------------                   ----------------------
                                            Jack F. Quinn
                                            Treasurer