Form 10-Q
period 2000-03-31
IKON RECEIVABLES LLC
filed 2000-05-15
CIK 1077175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes   X   No

* Applicable only to corporate issuers:
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date. (Not applicable)

Registered Debt Outstanding as of May 11, 2000          $1,009,921,632.00

The registrant, an indirect wholly owned subsidiary of IKON Office Solutions, Inc. ("IKON"), meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                              IKON RECEIVABLES, LLC


PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets - March 31, 2000 (unaudited) and September 30,
             1999

             Statements of Income - Three and Six months ending March 31, 2000 (unaudited)

             Statement of Cash Flow -- Six months ending March 31, 2000 (unaudited)

             Notes to Financial Statements (unaudited)


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

                         PART I . FINANCIAL INFORMATION
                         ------------------------------

Item 1: Financial Statements
----------------------------

                              IKON RECEIVABLES, LLC
                                 BALANCE SHEETS
                                 (in thousands)


                                                       March 31,           September 30,
                                                         2000                   1999
                                                     (unaudited)
                                                     -----------           -----------
Assets

Investment in leases:
      Direct financing leases                        $ 1,445,105           $   827,842
      Less: Unearned income                             (206,949)             (120,076)
                                                     -----------           -----------
                                                       1,238,156               707,766

Cash                                                           1                26,694
Restricted Cash                                           76,551                29,625
Accounts receivable                                       33,185                24,057
Prepaid expenses and other assets                          4,269                 3,045
                                                     -----------           -----------
Total assets                                         $ 1,352,162           $   791,187
                                                     ===========           ===========

Liabilities and Member's Equity

Liabilities:
      Accounts payable and accrued expenses                                $         1
      Accrued interest                               $     3,030                 1,540
      Lease backed notes                               1,052,682               622,948
                                                     -----------           -----------
Total liabilities                                      1,055,712               624,489
                                                     -----------           -----------

Member's Equity:
      Contributed capital                                246,048               149,124
      Retained earnings                                   50,402                17,574
                                                     -----------           -----------
Total member's equity                                    296,450               166,698
                                                     -----------           -----------
Total liabilities and member's equity                $ 1,352,162           $   791,187
                                                     ===========           ===========

See notes to financial statements.

                              IKON RECEIVABLES, LLC
                              STATEMENTS OF INCOME
                                 (in thousands)
                                   (unaudited)




                                    Three Months Ended     Six Months Ended
                                      March 31, 2000        March 31, 2000
                                      --------------        --------------

Revenues:
     Finance income                      $35,104               $73,844
     Other income                            963                 1,864
                                         -------               -------
                                          36,067                75,708
                                         -------               -------

Expenses:
     Interest expense                     18,793                38,664
     Servicing fee expense                 2,133                 4,216
                                         -------               -------
                                          20,926                42,880
                                         -------               -------

Net income                               $15,141               $32,828
                                         =======               =======


See notes to financial statements

                              IKON RECEIVABLES, LLC
                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                   Six Months Ended
                                                                    March 31, 2000
                                                                   ----------------
Operating activities:
Net income                                                            $  32,828
Adjustments to reconcile net income to net
      cash provided by operating activities:
           Changes in operating assets and liabilities:
               Accounts receivabe                                        (9,128)
               Prepaid expenses and other assets                            905
               Accounts payable and accrued expenses                         (1)
               Accrued interest                                           1,489
                                                                      ---------
Net cash provided by operating activities                                26,093
                                                                      ---------

Cash flows from investing activities:
Collections on lease receivables, net of finance income                 339,286
                                                                      ---------
Net cash provided by investing activities                               339,286
                                                                      ---------

Cash flows from financing activities:
Proceeds from issuance of lease-backed notes                            697,466
Payments on lease-backed notes                                         (269,861)
Deposit to restricted cash                                              (46,926)
Capital Distribution to Sole Member                                    (772,751)
                                                                      ---------
Net cash used in financing activities                                  (392,072)
                                                                      ---------

Net decrease in Cash                                                    (26,693)
Cash at beginning of year                                                26,694
                                                                      ---------
Cash at end of period                                                 $       1
                                                                      =========

Supplemental noncash financing activities:
Noncash capital contributions                                         $ 869,675
                                                                      =========

See notes to financial statements

                              IKON RECEIVABLES, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)
1.   Basis of Presentation

     The accompanying unaudited condensed financial statements of IKON Receivables, LLC (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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

     During the first six months of fiscal 2000, the Sole Member contributed a second segregated pool of $809,556 of office equipment leases or contracts and related assets (the "1999-2 Asset Pool") to the Company. An additional $157,090 of leases were added to the combined 1999-1 Asset Pool and 1999-2 Asset Pool as substitution for $96,971 that were cancelled or defaulted subsequent to October 1, 1999, resulting in a net noncash capital contribution of $60,119. During the first six months of fiscal 2000, the Company distributed $772,751 to its Sole Member.

3.   Servicing Agreement

     The Company has a servicing agreement with IOS Capital Inc. ("IOS Capital") for which IOS Capital services the 1999-1 and 1999-2 Asset Pools and provides administrative services to the Company. The servicing fee is calculated by multiplying 0.75% by the lesser of the discounted present value of performing leases or the outstanding amount of the lease-backed notes (see Note 4). The servicing fee expense was $4,216 for the period from October 1, 1999 through March 31, 2000.

4.   Lease-Backed Notes

     In addition to the $622,948 of Lease-Backed Notes outstanding at September 30, 1999, on October 7, 1999, the Company issued $235,326 in aggregate principal amount of 6.14125% Lease-Backed Notes, Class A-1 (the "Class A-1 Notes"), $51,100 in aggregate principal amount of 6.31% Lease-Backed Notes, Class A-2 (the "Class A-2 Notes"), $100,000 in aggregate principal amount of 6.59% Lease-Backed Notes, Class A-3a (the "Class A-3a Notes"), $240,891 in aggregate principal amount of variable rate Lease-Backed Notes, Class A-3b (the "Class A-3b Notes"), and $72,278 in aggregate principal amount of 6.88% Lease-Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3a Notes, the Class A-3b Notes, and collectively the "1999-2 Notes"). The Class A-3b Notes are variable rate notes paying interest at a rate of libor plus 0.36% (which we have fixed at 6.63% through an interest rate swap). The 1999-2 Notes were issued pursuant to an Indenture dated as of October 1, 1999 between the Company, IOS Capital, and Harris Trust and Savings Bank, as Indenture Trustee. The Sole Member contributed a segregated pool of $809,556 of office equipment leases or contracts and related assets (the "1999-2 Asset Pool") to the Company. The 1999-2 Notes are collateralized solely by the 1999-2 Asset Pool, which includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "1999-2 Leases") together with the equipment financing portion of each periodic lease or rental payment due under the 1999-2 Leases on or after the opening of business on September 1, 1999, and all related casualty payments, retainable deposits,and termination payments. The 1999-2 Notes have certain credit enhancement features available to noteholders including a reserve account, an overcollateralization account and a noncancellable insurance policy from Ambac Assurance Corporation with respect to the 1999-2 Notes.

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

     The average interest rate on all the lease-backed notes outstanding at March 31, 2000 was 6.3%. Interest paid amounted to $37,174 for the period October 1, 1999 through March 31, 2000.


5. Subsequent Event

In May 2000, IKON Receivables, LLC filed a registration statement with the Securities and Exchange Commission to register the sale of $2,000,000 of lease-backed notes. Each series of notes which may be issued under the registration statement will be issued pursuant to an indenture.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations. All amounts are in thousands unless otherwise noted.

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

     On May 19, 1999, the Company issued $304,474 aggregate principal amount of 5.11% Lease-Backed Notes, Class A-1 (the "Class A-1 Notes"),$61,579 aggregate principal amount of 5.60% Lease-Backed Notes, Class A-2 (the "Class A-2 Notes"), $304,127 aggregate principal amount of 5.99% Lease-Backed Notes, Class A-3 (the "Class A-3 Notes"), and $81,462 aggregate principal amount of 6.23% Lease-Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3 Notes, the "1999-1 Notes"). The 1999-1 Notes were issued pursuant to an Indenture dated as of April 1, 1999 between the Company, IOS Capital, and Harris Trust and Savings Bank, as Indenture Trustee. The 1999-1 Notes are collateralized solely by the 1999-1 Asset Pool, which includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "1999-1 Leases") (together with the equipment financing portion of each periodic lease or rental payment due under the 1999-1 Leases on or after the opening of business on April 1, 1999), and all related casualty payments, retainable deposits, and termination payments. The 1999-1 Notes have certain credit enhancement features available to noteholders including a reserve account, an overcollateralization account and a noncancellable insurance policy from Ambac Assurance Corporation with respect to the 1999-1 Notes.

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

     On October 7, 1999, the Company issued $235,326 in aggregate principal amount of 6.14125% Lease-Backed Notes, Class A-1 (the "Class A-1 Notes"), $51,100 in aggregate principal amount of 6.31% Lease-Backed Notes, Class A-2(the "Class A-2 Notes"), $100,000 in aggregate principal amount of 6.59% Lease-Backed Notes, Class A-3a (the "Class A-3a Notes"), $240,891 in aggregate principal amount of variable rate Lease-Backed Notes, Class A-3b (the "Class A-3b Notes"), and $72,278 in aggregate principal amount of 6.88% Lease-Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3a Notes, Class A-3b Notes, and collectively the "1999-2 Notes"). The Class A-3b Notes are variable rate notes paying interest at a rate of libor plus 0.36% (which we have fixed at 6.63% through an interest rate swap). The 1999-2 Notes were issued pursuant to an Indenture dated as of October 1, 1999 between the Company, IOS Capital and Harris Trust and Savings Bank, as Indenture Trustee. The Sole Member contributed a segregated pool of $809,556 of office equipment leases or contracts and related assets (the "1999-2 Asset Pool") to the Company. The 1999-2 Notes are collateralized solely by the 1999-2 Asset Pool, which includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "1999-2 Leases") together with the equipment financing portion of each periodic lease or rental payment due under the 1999-2 Leases on or after the opening of business on September 1, 1999, and all related casualty payments, retainable deposits, and termination payments. The 1999-2 Notes have certain credit enhancement features available to noteholders including a reserve account, an overcollateralization account and a noncancellable insurance policy from Ambac Assurance Corporation with respect to the 1999-2 Notes.

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

     Interest income earned on the Asset Pool is expected to offset interest expense on the Notes, amortization of debt issuance costs and discount on the notes and the fees charged by IOS Capital for servicing the Asset Pool and providing administrative services to the Company. For the quarter ending March 31, 2000, income generated from the Asset Pool was approximately $35,104, other income earned was $963, while interest expense during the quarter was $18,793 and administrative expenses were $2,133. Collections on the lease receivables were $160,254 and the Company repaid $131,220 of principal on the Notes. During the six months ended March 31, 2000, income generated from the Asset Pool was $73,844, other income earned was $1,864, while interest expense was $38,664 and administrative expenses were $4,216. Collections on lease receivables during the six months ended March 31, 2000, were $339,286 and the Company repaid $269,861 of principal on the Notes. The Company portfolio of leases has an average yield of 10.7% at March 31, 2000, while the Company's weighted average interest rate of its total debt cost during the quarter ending March 31, 2000 is 6.6%. This rate differential, in addition to the overcollateralization of the lease portfolio, gives rise to the 42% net income to revenue relationship for the quarter.

Subsequent Event

In May 2000, IKON Receivables, LLC filed a registration statement with the Securities and Exchange Commission to register the sale of $2,000,000 of lease-backed notes. Each series of notes which may be issued under the registration statement will be issued pursuant to an indenture.

Impact of Year 2000

April 2000 Update. Through April 30, 2000, the Company's and IOS Capital's operations are fully functioning and have not experienced any significant issues associated with the Year 2000 problem. For further information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's report on Form 10-Q/A for the period ended December 31, 1999 and the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1999.


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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. We are currently assessing SAB 101 and can not quantify the impact on our Company, if any, at this time. Any change resulting from the application of SAB 101 will be reported as a change in accounting principle in accordance with APB Opinion No. 20, accounting changes. We are required to begin reporting changes, if any, to our revenue recognition policy in the first quarter of fiscal year 2001.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Pursuant to General Instruction H(2)(c) of Form 10-Q the information required by this item has been omitted.

                           FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's and/or IKON's future financial condition and results. These risks and uncertainties, include, but are not limited to, factors which may affect the Company's ability to recoup the full amount due on the 1999-1 and 1999-2 Leases (such as lessee defaults or factors impeding recovery efforts), and risks and uncertainties affecting the business of IOS Capital and/or IKON as set forth in IOS Capital's and IKON's periodic reports filed with the Securities & Exchange Commission, including, but not limited to, risks and uncertainties relating to conducting operations in a competitive environment; delays, difficulties, management transitions and employment issues associated with consolidation of, and/or changes in business operations; managing the integration of existing and acquired companies; risks and uncertainties associated with existing or future vendor relationships; and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's fiscal 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a) The following Exhibits are furnished pursanant to Item 601 of Regulation S-K:

          Exhibit No. 27 Financial Data Schedule

     (b)  Reports on Form 8-K

          On January 5, 2000, the Company filed a Current Report on Form 8-K/A to file, under Item 4 of the form, information regarding the appointment of PricewaterhouseCoopers LLP as its independent auditors for the fiscal year ending September 30, 2000 to replace the firm of Ernst & Young LLP who were dismissed as auditors of the Company effective with their completion of their audit of the Company's financial statements for the fiscal year ended September 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                            IKON RECEIVABLES, LLC

                                            By: IKON RECEIVABLES FUNDING, INC.
                                                As Manager


      Date  May 15, 2000                    /s/ Jack F. Quinn
      -------------------                   ----------------------
                                            Jack F. Quinn
                                            Treasurer