Form 10-Q
period 2000-06-30
IKON RECEIVABLES LLC
filed 2000-08-14
CIK 1077175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes   X   No

* Applicable only to corporate issuers:
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date. (Not applicable)

Registered Debt Outstanding as of August 11, 2000            $1,364,311,866

The registrant, an indirect wholly owned subsidiary of IKON Office Solutions, Inc. ("IKON"), meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                              IKON RECEIVABLES, LLC


PART I - FINANCIAL INFORMATION

  Item 1. Condensed Financial Statements

           Balance Sheets - June 30, 2000 (unaudited) and September 30, 1999

           Statements of Income - Three and Nine months ended June 30, 2000 and the period April 6, 1999 (Inception) through June 30, 1999 (unaudited)

           Statements of Cash Flow - Nine months ended June 30, 2000 and the period April 6, 1999 (Inception) through June 30,
           1999(unaudited)

           Notes to Condensed Financial Statements (unaudited)


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk



PART II - OTHER INFORMATION



  Item 6. Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1:  Condensed Financial Statements
---------------------------------------

                              IKON RECEIVABLES, LLC
                                 BALANCE SHEETS
                                 (in thousands)


                                                   June 30,      September 30,
                                                    2000             1999
                                                (unaudited)
                                                -----------      -----------
Assets

Investment in leases:
      Direct financing leases                   $ 1,977,808      $   827,842
      Less: Unearned income                        (298,154)        (120,076)
                                                -----------      -----------
                                                  1,679,654          707,766

Cash                                                      1           26,694
Restricted Cash                                      89,179           29,625
Accounts receivable                                  48,480           24,057
Prepaid expenses and other assets                     5,463            3,045
                                                -----------      -----------
Total assets                                    $ 1,822,777      $   791,187
                                                ===========      ===========

Liabilities and Member's Equity

Liabilities:
      Accounts payable and accrued expenses     $         6      $         1
      Accrued interest                                4,533            1,540
      Lease backed notes                          1,414,614          622,948
                                                -----------      -----------
Total liabilities                                 1,419,153          624,489
                                                -----------      -----------

Member's Equity:
      Contributed capital                           337,127          149,124
      Retained earnings                              66,497           17,574
                                                -----------      -----------
Total member's equity                               403,624          166,698
                                                -----------      -----------
Total liabilities and member's equity           $ 1,822,777      $   791,187
                                                ===========      ===========


See notes to condensed financial statements.

                              IKON RECEIVABLES, LLC
                              STATEMENTS OF INCOME
                                   (unaudited)
                                 (in thousands)


                                                                       April 6, 1999
                                       Three Months     Nine Months     (Inception)
                                           Ended          Ended           through
                                          June 30,       June 30,         June 30,
                                           2000            2000             1999
                                         --------        --------        --------
Revenues:
           Lease finance income          $ 36,581        $110,425        $ 13,031
           Other income                     1,067           2,931             182
                                         --------        --------        --------
                Total revenues             37,648         113,356          13,213

Expenses:
           Interest                        19,534          58,198           4,530
           General and administrative       2,019           6,235             748
                                         --------        --------        --------
                Total expenses             21,553          64,433           5,278

                                         --------        --------        --------
Net income                               $ 16,095        $ 48,923        $  7,935
                                         ========        ========        ========



See notes to condensed financial statements.

                              IKON RECEIVABLES, LLC
                            STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (unaudited)


                                                                                    April 6, 1999
                                                                                     (Inception)
                                                              Nine Months Ended        through
                                                               June 30, 2000        June 30, 1999
                                                                -----------          -----------
Cash flows from operating activities:
Net income                                                      $    48,923         $     7,935
Adjustments to reconcile net income to net
      cash provided by operating activities:
          Changes in operating assets and liabilities:
              Accounts receivable                                   (24,423)            (27,549)
              Prepaid expenses and other assets                         838              (1,029)
              Accounts payable and accrued expenses                       5                  89
              Accrued interest                                        2,993               1,645
                                                                -----------         -----------
Net cash provided by (used in) operating activities                  28,336             (18,909)
                                                                -----------         -----------

Cash flows from investing activities:
Collections on lease receivables , net of finance income            512,509              42,269
                                                                -----------         -----------
Net cash provided by investing activities                           512,509              42,269
                                                                -----------         -----------

Cash flows from financing activities:
Proceeds from issuance of lease-backed notes                      1,194,849             749,331
Payments on lease-backed notes                                     (406,439)            (55,105)
Deposit to restricted cash                                          (59,554)            (33,433)
Capital (Distribution)/Contribution to Sole Member               (1,296,394)                  1
                                                                -----------         -----------
Net cash (used in) provided by financing activities                (567,538)            660,794
                                                                -----------         -----------

Net (decrease) increase in Cash                                     (26,693)            684,154
Cash at beginning of year                                            26,694                   0
                                                                -----------         -----------
Cash at end of period                                           $         1         $   684,154
                                                                ===========         ===========

Supplemental noncash financing activities:
Noncash capital contributions                                   $ 1,484,398         $         0
                                                                ===========         ===========

See notes to condensed financial statements.

                              IKON RECEIVABLES, LLC
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)
1.   Basis of Presentation

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

2.   Capital Contributions

     IKON Receivables-1, LLC (the "Sole Member") made an initial cash capital contribution of $1 to the Company on April 6, 1999. Subsequently, the Sole Member contributed a segregated pool of $819,572 of office equipment leases or contracts and related assets (the "1999-1 Asset Pool") to the Company as an initial transfer of leases to the Company. After the initial transfer and through September 30, 1999, an additional $45,941 of leases were added to the 1999-1 Asset Pool as substitution for $41,922 that were cancelled or defaulted subsequent to April 1, 1999, resulting in a net noncash capital contribution of $4,019. During fiscal year 1999, the Company distributed $674,468 to its Sole Member.

     During the first quarter of fiscal 2000, the Sole Member contributed a second segregated pool of $809,556 of office equipment leases or contracts and related assets (the "1999-2 Asset Pool") to the Company. During the third quarter of fiscal 2000, the Sole Member contributed a third segregated pool of $575,761 of office equipment leases or contracts and related assets (the "2000-1 Asset Pool") to the Company. An additional $243,729 of leases were added to the combined 1999-1 Asset Pool, 1999-2 Asset Pool and 2000-1 Asset Pool as substitution for $144,648 that were cancelled or defaulted subsequent to October 1, 1999, resulting in a net noncash capital contribution of $1,484,398. During the first nine months of fiscal 2000, the Company distributed $1,296,394 to its Sole Member.

3.   Servicing Agreement

     The Company has a servicing agreement with IOS Capital, Inc. ("IOS Capital") for which IOS Capital services the 1999-1, 1999-2 and 2000-1 Asset Pools and provides administrative services to the Company. The servicing fee is calculated by multiplying 0.75% by the lesser of the discounted present value of performing leases or the outstanding amount of the lease-backed notes (see Note
4). The servicing fee expense was $6,235 for the period from October 1, 1999 through June 30, 2000 and $748 for the period April 6, 1999 (Inception) through June 30, 1999.

4.   Lease-Backed Notes

     In addition to the $622,948 of Lease-Backed Notes outstanding at September 30, 1999, on October 7, 1999, the Company issued approximately $700,000 of lease backed notes (the "1999-2 Notes") under its $1,825,000 shelf registration statement filed May 7, 1999 with the Securities and Exchange Commission. The 1999-2 Notes consist of $235,326 in aggregate principal amount of 6.14125% Lease-Backed Notes, Class A-1 (the "Class A-1 Notes"), $51,100 in aggregate principal amount of 6.31% Lease-Backed Notes, Class A-2 (the "Class A-2 Notes"), $100,000 in aggregate principal amount of 6.59% Lease-Backed Notes, Class A-3a (the "Class A-3a Notes"), $240,891 in aggregate principal amount of variable rate Lease-Backed Notes, Class A-3b (the "Class A-3b Notes"), and $72,278 in aggregate principal amount of 6.88% Lease-Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3a Notes, the Class A-3b Notes, and collectively the "1999-2 Notes"). The Class A-3b Notes are variable rate notes paying interest at a rate of 1-month LIBOR plus 0.36% (which has been fixed at 6.63% through an interest rate swap). The 1999-2 Notes were issued pursuant to an Indenture dated as of October 1, 1999 between the Company, IOS Capital, and Harris Trust and Savings Bank, as Indenture Trustee. The Sole Member contributed a segregated pool of $809,556 of office equipment leases or contracts and related assets (the "1999-2 Asset Pool") to the Company. The 1999-2 Notes are collateralized solely by the 1999-2 Asset Pool, which includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "1999-2 Leases") together with the equipment financing portion of each periodic lease or rental payment due under the 1999-2 Leases on or after September 1, 1999, and all related casualty payments, retainable deposits, and termination payments. The 1999-2 Notes have certain credit enhancement features available to noteholders including a reserve account, an overcollateralization account and a noncancellable insurance policy from Ambac Assurance Corporation with respect to the 1999-2 Notes.

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

     On June 2, 2000, the Company issued $130,000 in aggregate principal amount of 6.99625% Lease-Backed Notes, Class A-1 (the "Class A-1 Notes"), $54,000 in aggregate principal amount of 7.51% Lease-Backed Notes, Class A-2 (the "Class A-2 Notes"), $230,000 in aggregate principal amount of variable rate Lease-Backed Notes, Class A-3 (the "Class A-3 Notes"), and $84,510 in aggregate principal amount of variable rate Lease-Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3 Notes, and collectively the "2000-1 Notes"). The Class A-3 Notes are variable rate notes paying interest at a rate of 1-month LIBOR plus 0.19% (which has been fixed at 7.802% through an interest rate swap). The Class A-4 Notes are variable rate notes paying interest at a rate of 1-month LIBOR plus 0.23% (which has been fixed at 7.82% through an interest rate swap). The 2000-1 Notes were issued pursuant to an Indenture dated as of June 1, 2000 between the Company, IOS Capital, and Bank One Trust Company, as Indenture Trustee. The Sole Member contributed a segregated pool of $575,761 of office equipment leases or contracts and related assets (the "2000-1 Asset Pool") to the Company. The 2000-1 Notes are collateralized solely by the 2000-1 Asset Pool, which includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "2000-1 Leases") together with the equipment financing portion of each periodic lease or rental payment due under the 2000-1 Leases on or after May 1, 2000, and all related casualty payments, retainable deposits,and termination payments. The 2000-1 Notes have certain credit enhancement features available to noteholders including a reserve account, an overcollateralization account and a noncancellable insurance policy from Ambac Assurance Corporation with respect to the 2000-1 Notes.

     Payments on the 2000-1 Notes are due on the fifteenth day of each month (or if that is not a Business Day, the next succeeding Business Day), commencing on June 15, 2000. The 2000-1 Notes bear interest from June 2, 2000 at the respective interest rates specified above. The interest rate is calculated on the basis of a year of 360 days and the actual number of days in the interest period (except in the case of the Class A-2 Notes, for which interest will be calculated on the basis of a year of 360 days comprised of twelve 30-day months and the actual number of days in the interest period) payable on the payment date. On each payment date, to the extent funds are available therefore from the collection of the lease receivables, principal payment will be made to noteholders in the following priority: (i) to the Class A-1 noteholders only, until the outstanding principal amount on the Class A-1 Notes has been reduced to zero, then (ii) to the Class A-2 noteholders only, until the outstanding principal amount on the Class A-2 Notes has been reduced to zero, then (iii) to the Class A-3 noteholders only, until the outstanding principal amount on the Class A-3 Notes has been reduced to zero, and then (iv) to the Class A-4 noteholders, until the outstanding principal amount on the Class A-4 Notes has been reduced to zero. Each class of 2000-1 Notes will be payable in full on the applicable stated maturity date, which is as follows: Class A-1 Notes - June

2001, Class A-2 Notes - March 2002, Class A-3 Notes - March 2004, and Class A-4 Notes - September 2006. However, if all payments are made on the 2000-1 Leases as scheduled, final payment on the 2000-1 Notes will be earlier than the stated maturity dates. The Company may, on any payment date, redeem the 2000-1 Notes when the total discounted lease balance is less than or equal to 10% of the total discounted lease balance as of May 1, 2000.


     IOS Capital services the 2000-1 Leases pursuant to an Assignment and Servicing Agreement by and among IOS Capital, as Originator and Servicer, the Sole Member, as Seller, and the Company, as Issuer. IOS Capital may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOS Capital of its liabilities with respect thereto. IOS Capital retains possession of the 2000-1 Leases and related files, and receives a monthly service fee from the Company for servicing the 2000-1 Leases.

     The average interest rate on all the lease-backed notes outstanding at June 30, 2000 was 6.8%. Interest paid amounted to $55,205 for the period October 1, 1999 through June 30, 2000 and $2,885 for the period April 6, 1999 (Inception) through June 30, 1999.

         Results of operations for the three months and nine months ended June 30, 2000 may not be comparable to the results of operations for the period from April 6, 1999 (Inception) through June 30, 1999 as the fiscal 1999 results reflect a period shorter than that in fiscal 2000 as a result of the Company's inception on April 6, 1999.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations. All amounts are in thousands unless otherwise noted.

     IKON Receivables, LLC (the "Company") is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-1, LLC ("Sole Member"), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital, Inc. ("IOS Capital"), a wholly owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded office technology company with fiscal 1999 revenues of approximately $5,500,000. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc. (the "Manager").

     On May 19, 1999, the Company issued $304,474 aggregate principal amount of 5.11% Lease-Backed Notes, Class A-1 (the "Class A-1 Notes"), $61,579 aggregate principal amount of 5.60% Lease-Backed Notes, Class A-2 (the "Class A-2 Notes"), $304,127 aggregate principal amount of 5.99% Lease-Backed Notes, Class A-3 (the "Class A-3 Notes"), and $81,462 aggregate principal amount of 6.23% Lease-Backed Notes, Class A-4 (the "Class A-4 Notes") and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3 Notes, the "1999-1 Notes"). The 1999-1 Notes were issued pursuant to an Indenture dated as of April 1, 1999 between the Company, IOS Capital, and Harris Trust and Savings Bank, as Indenture Trustee. The 1999-1 Notes are collateralized solely by the 1999-1 Asset Pool, which includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "1999-1 Leases") (together with the equipment financing portion of each periodic lease or rental payment due under the 1999-1 Leases on or after April 1, 1999), and all related casualty payments, retainable deposits, and termination payments. The 1999-1 Notes have certain credit enhancement features available to noteholders including a reserve account, an overcollateralization account and a noncancellable insurance policy from Ambac Assurance Corporation with respect to the 1999-1 Notes.

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

     On October 7, 1999, the Company issued $235,326 in aggregate principal amount of 6.14125% Lease-Backed Notes, Class A-1 (the "Class A-1 Notes"), $51,100 in aggregate principal amount of 6.31% Lease-Backed Notes, Class A-2(the "Class A-2 Notes"), $100,000 in aggregate principal amount of 6.59% Lease-Backed Notes, Class A-3a (the "Class A-3a Notes"), $240,891 in aggregate principal amount of variable rate Lease-Backed Notes, Class A-3b (the "Class A-3b Notes"), and $72,278 in aggregate principal amount of 6.88% Lease-Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3a Notes, Class A-3b Notes, and collectively the "1999-2 Notes"). The Class A-3b Notes are variable rate notes paying interest at a rate of 1-month LIBOR plus 0.36% (which has been fixed at 6.63% through an interest rate swap). The 1999-2 Notes were issued pursuant to an Indenture dated as of October 1, 1999 between the Company, IOS Capital and Harris Trust and Savings Bank, as Indenture Trustee. The Sole Member contributed a segregated pool of $809,556 of office equipment leases or contracts and related assets (the "1999-2 Asset Pool") to the Company. The 1999-2 Notes are collateralized solely by the 1999-2 Asset Pool, which includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "1999-2 Leases") together with the equipment financing portion of each periodic lease or rental payment due under the 1999-2 Leases on or after September 1, 1999, and all related casualty payments, retainable deposits, and termination payments. The 1999-2 Notes have certain credit enhancement features available to noteholders including a reserve account, an overcollateralization account and a noncancellable insurance policy from Ambac Assurance Corporation with respect to the 1999-2 Notes.

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

         On June 2, 2000, the Company issued $130,000 in aggregate principal amount of 6.99625% Lease-Backed Notes, Class A-1 (the "Class A-1 Notes"), $54,000 in aggregate principal amount of 7.51% Lease-Backed Notes, Class A-2 (the "Class A-2 Notes"), $230,000 in aggregate principal amount of variable rate Lease-Backed Notes, Class A-3 (the "Class A-3 Notes"), and $84,510 in aggregate principal amount of variable rate Lease-Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes, the Class A-3 Notes, and collectively the "2000-1 Notes"). The Class A-3 Notes are variable rate notes paying interest at a rate of 1-month LIBOR plus 0.19% (which has been fixed at 7.802% through an interest rate swap). The Class A-4 Notes are variable rate notes paying interest at a rate of 1-month LIBOR plus 0.23% (which has been fixed at 7.82% through an interest rate swap). The 2000-1 Notes were issued pursuant to an Indenture dated as of June 1, 2000 between the Company, IOS Capital, and Bank One Trust Company, as Indenture Trustee. The Sole Member contributed a segregated pool of $575,761 of office equipment leases or contracts and related assets (the "2000-1 Asset Pool") to the Company. The 2000-1 Notes are collateralized solely by the 2000-1 Asset Pool, which includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "2000-1 Leases") together with the equipment financing portion of each periodic lease or rental payment due under the 2000-1 Leases on or after May 1, 2000, and all related casualty payments, retainable deposits,and termination payments. The 2000-1 Notes have certain credit enhancement features available to noteholders including a reserve account, an overcollateralization account and a noncancellable insurance policy from Ambac Assurance Corporation with respect to the 2000-1 Notes.

         Payments on the 2000-1 Notes are due on the fifteenth day of each month (or if that is not a Business Day, the next succeeding Business Day), commencing on June 15, 2000. The 2000-1 Notes bear interest from June 2, 2000 at the respective interest rates specified above. The interest rate is calculated on the basis of a year of 360 days and the actual number of days in the interest period (except in the case of the Class A-2 Notes, for which interest will be calculated on the basis of a year of 360 days comprised of twelve 30-day months and the actual number of days in the interest period) payable on the payment date. On each payment date, to the extent funds are available therefore from the collection of the lease receivables, principal payment will be made to noteholders in the following priority: (i) to the Class A-1 noteholders only, until the outstanding principal amount on the Class A-1 Notes has been reduced to zero, then (ii) to the Class A-2 noteholders only, until the outstanding principal amount on the Class A-2 Notes has been reduced to zero, then (iii) to the Class A-3 noteholders only, until the outstanding principal amount on the Class A-3 Notes has been reduced to zero, and then (iv) to the Class A-4 noteholders, until the outstanding principal amount on the Class A-4 Notes has been reduced to zero. Each class of 2000-1 Notes will be payable in full on the applicable stated maturity date, which is as follows: Class A-1 Notes - June 2001, Class A-2 Notes - March 2002, Class A-3 Notes - March 2004, and Class A-4 Notes - September 2006. However, if all payments are made on the 2000-1 Leases as scheduled, final payment on the 2000-1 Notes will be earlier than the stated maturity dates. The Company may, on any payment date, redeem the 2000-1 Notes when the total discounted lease balance is less than or equal to 10% of the total discounted lease balance as of May 1, 2000.

     IOS Capital services the 2000-1 Leases pursuant to an Assignment and Servicing Agreement by and among IOS Capital, as Originator and Servicer, the Sole Member, as Seller, and the Company, as Issuer. IOS Capital may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOS Capital of its liabilities with respect thereto. IOS Capital retains possession of the 2000-1 Leases and related files, and receives a monthly service fee from the Company for servicing the 2000-1 Leases.

         Interest income earned on the Asset Pool is expected to offset interest expense on the Notes, amortization of debt issuance costs and discount on the notes and the fees charged by IOS Capital for servicing the Asset Pool and providing administrative services to the Company. For the quarter ended June
30, 2000, income generated from the Asset Pool was approximately $36,581, other income earned was $1,067, while interest expense during the quarter was $19,534 and administrative expenses were $2,019. Collections on the lease receivables were $173,223 and the Company repaid $136,578 of principal on the Notes. For the period from April 6, 1999 (Inception) through June 30, 1999, income generated from the Asset Pool was approximately $13,031, other income earned was $182, while interest expense during the period was $4,530 and administrative expenses were $748. Collections on the lease receivables were $42,269 and the Company repaid $55,105 of principal on the Notes. During the nine months ended June 30, 2000, income generated from the Asset Pool was $110,425, other income earned was $2,931, while interest expense was $58,198 and administrative expenses were $6,235. Collections on lease receivables during the nine months ended June 30, 2000, were $512,509 and the Company repaid $406,439 of principal on the Notes. The Company portfolio of leases has an average yield of 10.6% at June 30, 2000, while the Company's weighted average interest rate of its total debt cost during the quarter ended June 30, 2000, is 6.9%. This rate differential, in addition to the overcollateralization of the lease portfolio, gives rise to the 43% net income to revenue relationship for the quarter.


Impact of Year 2000

Through July 31, 2000, the Company's and IOS Capital's operations are fully functioning and have not experienced any significant issues associated with the Year 2000 problem. For further information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's quarterly report on Form 10-Q for the period ended March 31, 2000 and the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1999.


Pending Accounting Changes

 In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It will require us to recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment to FASB Statement No.133" which addresses a limited number of implementation issues and should be adopted concurrently with Statement No.133. The Company intends to adopt both standards on October 1, 2000. The Company does not believe the effect of adoption will be material.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Pursuant to General Instruction H(2)(c) of Form 10-Q the information required by this item has been omitted.



                           FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's and/or IKON's future financial condition and results. These risks and uncertainties, include, but are not limited to, factors which may affect the Company's ability to recoup the full amount due on the 1999-1, 1999-2 and 2000-1 Leases (such as lessee defaults or factors impeding recovery efforts), and risks and uncertainties affecting the business of IOS Capital and/or IKON as set forth in IOS Capital's and IKON's periodic reports filed with the Securities & Exchange Commission, including, but not limited to, risks and uncertainties relating to conducting operations in a competitive environment; delays, difficulties, management transitions and employment issues associated with consolidation of, and/or changes in business operations; managing the integration of existing and acquired companies; risks and uncertainties associated with existing or future vendor relationships; potential year 2000 deficiencies associated with the operation of IKON's, IOS Capital's or the Company's internal systems or distributed products; and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's fiscal 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a) The following Exhibits are furnished pursanant to Item 601 of Regulation S-K:

            Exhibit No. 27 Financial Data Schedule

     (b)  Reports on Form 8-K

On May 3, 2000, the Company's parent filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in its press release dated April 26, 2000 regarding the results for the second quarter of fiscal 2000 as well as announcing that James J. Forese had been named to serve as Chairman of IKON's Board of Directors.

On May 22, 2000, and as amended on May 25, 2000, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, information that incorporated by reference the consolidated financial statements of Ambac Assurance Corporation and its subsidiaries as of December 31, 1999 and December 31, 1998 and for each of the years in the three-year period ended December 31, 1999, included in the Annual Report on Form 10-K of Ambac Financial Group, Inc. and the unaudited consolidated financial statements of Ambac Assurance Corporation and its subsidiaries as of March 31, 2000, and for the periods ended March 31, 2000, and March 31, 1999, included in the Quarterly Report on Form 10-Q of Ambac Financial Group, Inc. for the period ended March 31, 2000. The above referenced consolidated financial statements were also incorporated into the Registration Statement of IKON Receivables, LLC and the Preliminary Prospectus Supplement dated May 19, 2000 and as amended on May 25, 2000, respectively, relating to IKON Receivables, LLC's Lease-Backed Notes, Series 2000-1.

On May 30, 2000, the Company filed a Current Report on Form 8-K to file, under
Item 5 of the form, information furnished to certain prospective investors regarding the offering of IKON Receivables, LLC Lease-Backed Notes, Series 2000-1.

On June 16, 2000, the Company filed a Current Report on Form 8-K to file, under
Item 2 of the form, information regarding the registration of $2,000,000 in principal amount of Lease-Backed Notes by a Registration Statement on Form S-3 and the issuance of $498,510 in principal amount of said Lease-Backed Notes. Each series of notes which may be issued under the registration statement will be issued pursuant to an indenture.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                            IKON RECEIVABLES, LLC

                                            By: IKON RECEIVABLES FUNDING, INC.
                                              As Manager


      Date  August 14, 2000                 /s/ Jack F. Quinn
            ---------------                 ----------------------
                                            Jack F. Quinn
                                            Treasurer