Form 10-K405
period 2000-09-20
IKON RECEIVABLES LLC
filed 2000-11-22
CIK 1077175

       As filed with the Securities and Exchange Commission on November 21, 2000
================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000 or

[_]  Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from     to

                                   FORM 10-K
                       Commission file number 333-71073
                            ----------------------

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

                                (912) 471-2300
             (Registrant's telephone number, including area code)
                            ----------------------
          Securities registered pursuant to Section 12(b) of the Act:

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


     Registered debt outstanding as of November 17, 2000 was $1,222,466,366.

                     Documents incorporated by reference:

                                     None

     The registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

================================================================================

                               TABLE OF CONTENTS

                                                                                                                     Page No.
                                                                                                                     --------
                                    PART I

ITEM 1.         BUSINESS............................................................................................     1

ITEM 2.         PROPERTIES..........................................................................................     1

ITEM 3.         LEGAL PROCEEDINGS...................................................................................     1

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................     1

                                    PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................     1

ITEM 6.         SELECTED FINANCIAL DATA.............................................................................     1

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............     1

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................     4

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................     4

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................     5

                                   PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................     5

ITEM 11.        EXECUTIVE COMPENSATION..............................................................................     5

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................     5

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................     5

                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................     6

ITEM 1.   BUSINESS

    IKON Receivables, LLC (the "Company" or the "Registrant") is an indirect wholly-owned bankruptcy-remote subsidiary of IOS Capital, Inc. ("IOS Capital") which is a wholly-owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded office technology company with fiscal 2000 revenues of $5.4 billion. The Registrant was formed solely for the purpose of acquiring from IKON or any of its subsidiaries, from time to time, certain leases (the "Leases") and any security interests in the equipment underlying the leases (the "Equipment"), and pledging the Leases through the issuance of debt securities (the "Notes"). As a bankruptcy-remote entity, the Registrant's operations are restricted so that (a) it does not engage in business with, or incur liabilities to, any other entity (other than the trustee on behalf of the holders of the Notes) which may bring bankruptcy proceedings against the Registrant and (b) the risk that it will be consolidated into the bankruptcy proceedings of any other entity is diminished. The Company is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-1, LLC ("Sole Member"), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc. (the "Manager").


ITEM 2.   PROPERTIES

    The Registrant does not utilize any facilities. Actions related to servicing and maintaining the Registrant's assets are performed by IOS Capital.

ITEM 3.   LEGAL PROCEEDINGS

   None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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


   The Company has issued Series 1999-1, 1999-2, and 2000-1 Lease-Backed Notes as described below:

                                                                  Principal                                 Stated
                                                     Issuance     Issuance           Interest               Maturity
          Series                 Notes               Date         Amount             Rate                   Date
          ------                 -----               ----         ------             ----                   ----
          1999-1                 Class A-1           05/25/99           304,474      5.11%                  June, 2000
                                 Class A-2           05/25/99            61,579      5.60%                  May, 2005
                                 Class A-3           05/25/99           304,127      5.99%                  May, 2005
                                 Class A-4           05/25/99            81,462      6.23%                  May, 2005
                                                                      ---------
                                                     Sub-Total          751,642
                                                                      =========

          1999-2                 Class A-1           10/07/99           235,326      6.14125%               Oct, 2000
                                 Class A-2           10/07/99            51,100      6.31%                  May, 2001
                                 Class A-3a          10/07/99           100,000      6.59%                  Aug, 2003
                                 Class A-3b          10/07/99           240,891      LIBOR + 0.36%          Aug, 2003
                                 Class A-4           10/07/99            72,278      6.88%                  Nov, 2005
                                                                      ---------
                                                     Sub-Total          699,595
                                                                      =========

          2000-1                 Class A-1           06/02/00           130,000      6.99625%               June, 2001
                                 Class A-2           06/02/00            54,000      7.51000%               March, 2002
                                 Class A-3           06/02/00           230,000      LIBOR + 0.19%          March, 2004
                                 Class A-4           06/02/00            84,510      LIBOR + 0.23%          Sept, 2006
                                                                      ---------
                                                     Sub-Total          498,510
                                                                      =========

                                                     Grand Total      1,949,747
                                                                      =========

     The Company issued aggregate principal amounts of Lease-Backed Notes; $751,642 for 1999-1 Notes, $699,595 for 1999-2 Notes and $498,510 for 2000-1
Notes, known as the "Notes" on May 25, 1999, October 7, 1999, and June 2, 2000, respectively. The Notes were issued pursuant to an Indenture between the Company, IOS Capital, and Harris Trust and Savings Bank, as Indenture Trustee on the 1999-1 Notes and the 1999-2 Notes, and Bank One Trust Company, as Indenture Trustee on the 2000-1 Notes, dated as of April 1, 1999, October 1, 1999, and June 1, 2000, respectively. On May 8, 2000 Harris Trust and Savings Bank became Bank of New York. The Sole Member contributed a segregated pool of $819,572 for the 1999-1 Notes, $809,556 for the 1999-2 Notes, and $575,761 for the 2000-1
Notes of office equipment leases or contracts and related assets (the "Asset Pool") to the Company as an initial transfer of leases. The Notes are collateralized solely by the Asset Pools, which include a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "Leases") (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date), and all related casualty payments, retainable deposits, and termination payments. The Notes have certain credit enhancement features available to noteholders including reserve accounts, overcollateralization accounts and noncancellable insurance policies from Ambac Assurance Corporation with respect to the Notes.

     Payments on the Notes are due on the fifteenth day of each month (or if that is not a Business Day, the next succeeding Business Day), commencing on June 15, 1999, November 15, 1999, and June 15, 2000, respectively. The Notes bear interest from the related issuance date at the respective fixed per annum interest rates specified above. With the exception of the 1999-2 Class A3b, 2000 -1 Class A3 and 2000-1 Class A4 Notes which are variable rate notes paying an interest rate of one-month London Interbank Offered Rate ("LIBOR") plus 0.36%, 0.19%, and 0.23%, respectively (which have been fixed at 6.63%, 7.802%, 7.82%, respectively, through interest rate swaps). The interest rate on the 1999-1 Notes and 1999-2 Notes are calculated on the basis of a year of 360 days comprised of twelve 30-day months (except in the case of the 1999-1 Class A-1 Notes, the 1999-2 Class A-1 Notes and the 1999-2 Class A-3b Notes for which interest will be calculated on the basis of a year of 360 days and the actual number of days in the interest period) payable on the payment date. The interest rate on the 2000-1 Notes is calculated on the basis of a year of 360 days and the actual number of days in the interest period (except in the case of the Class A-2 Notes, for which the interest will be calculated on the basis of a year of 360 days comprised of twelve 30-day months and the actual number of days in the interest period) payable on the payment date. On each payment date, to the extent funds are available from the collection of the lease receivables, principal payments will be made to noteholders in the following priority: (i) to the Class A-1 noteholders only, until the outstanding principal amount on the Class A-1 Notes has been reduced to zero, then (ii) to the Class A-2 noteholders only, until the outstanding principal amount on the Class A-2 Notes has been reduced to zero, then (iii) to the Class A-3 noteholders only, until the outstanding principal amount on the Class A-3 Notes has been reduced to zero, and then (iv) to the Class A-4 noteholders, until the outstanding principal amount on the Class A-4 Notes has been reduced to zero. Each class of Notes will be payable in full on the applicable stated maturity date as indicated above. However, if all payments are made on the Leases as scheduled, final payment on the Notes will be earlier than the stated maturity dates. The Company may, on any payment date, redeem the Notes when the total discounted lease balance is less than or equal to 10% of the total discounted lease balance as of related Indenture date.

   IOS Capital services the Leases pursuant to Assignment and Servicing Agreements by and among IOS Capital, as Originator and Servicer, the Sole Member, as Seller, and the Company, as Issuer. IOS Capital may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOS Capital of its liabilities with respect thereto. IOS Capital retains possession of the Leases and related files, and receives a monthly service fee from the Company for servicing the Leases.

     Future maturities of the Notes, based on contractual maturities of leases for each of the succeeding fiscal years are as follows (in thousands):


                                                              1999-1        1999-2         2000-1
                                                              Series        Series         Series
                                                              Notes         Notes          Notes         Total
                                                              -----         -----          -----         -----
     2001................................................  $  185,517    $  197,551     $  139,879    $  522,947
     2002................................................     134,297       143,174        131,100       408,571
     2003................................................      52,136        88,815         95,616       236,567
     2004................................................           0        20,961         72,679        93,640
     2005................................................           0             0          5,916         5,916
                                                              -------       -------        -------     ---------
                                                           $  371,950    $  450,501     $  445,190    $1,267,641
                                                              =======       =======        =======     =========

     During fiscal 2000, income generated from the Asset Pool was $153,097, other income earned was $4,241, while interest expense was $82,431 and administrative expenses were $8,794. Principal collections on lease receivables during fiscal 2000, were $721,855 and the Company repaid $553,412 of principal on the Notes. For the period from April 6, 1999 (Inception) through September 30, 1999, income generated from the Asset Pool was $33,348, other income earned was $501, while interest expense was $14,702 and administrative expenses were $1,573. Principal collections on lease receivables for the period from April 6, 1999 (Inception) through September 30, 1999, were $115,825 and the Company repaid $128,694 of principal on the Notes. The Company portfolio of leases has an average yield of 10.6% at September 30, 2000, while the Company's weighted average interest rate of its total debt cost during fiscal 2000 is 6.8%. This rate differential, in addition to the overcollateralization of the lease portfolio, gives rise to the 42% net income to revenue relationship. The differences between income and expense year to year is due to increased activity in the Company.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company incurs debt to fund the origination of leases for IKON. The interest rates charged on the debt are determined based on current market conditions and include variable measures of interest rates such as the LIBOR. The Company monitors interest rates on debt in order to mitigate exposure to unfavorable variations as compared to the interest rate earned on the pledged finance lease receivables. The objective in managing this risk is to achieve fixed-rate financing at the same time the Company establishes the rate to be received by the Company on the leases. As a result, from time to time interest rate swaps are utilized to effectively fix the rate on variable rate debt, as opposed to a direct issuance of fixed rate debt. The risk associated with the use of interest rate swaps is the possible inability of the counterparties to meet the terms of their contracts. The Company does not enter into interest rate swap agreements for trading purposes.

     The fair value of the swaps at any particular time is determined by calculating the difference between the contractual payments at the contract rate and the prevailing market rate of the swap at such time, and discounting the stream of payments at the appropriate market discount rate.

     The following table presents, as of September 30, 2000, the following information regarding the interest rate swap agreements to which we are a party:
(i) the notional amount of the agreement, (ii) the fixed interest rate to be paid by the Company, (iii) the variable rate to be paid by the counterparty under the agreement, (iv) the fair value of the instrument, and (v) the maturity of the agreement.

Notional Amount              Fixed Interest Rate   Variable Interest Rate  Fair Value   Maturity Date
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
240,891                      6.6300%               LIBOR + 36 bp                 936    8/15/03
-----------------------------------------------------------------------------------------------------
230,000                      7.8020%               LIBOR + 19 bp              (3,992)   3/15/04
-----------------------------------------------------------------------------------------------------
84,510                       7.8200%               LIBOR + 23bp               (2,535)   9/15/06
-----------------------------------------------------------------------------------------------------


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of IKON Receivables, LLC are submitted herewith on Pages F-1 through F-10 of this report.

Quarterly Data

     The following table shows comparative summarized results for the fiscal year ended September 30, 2000 and from the period April 6, 1999 (Inception) through September 30, 1999.

                                                First Quarter   Second Quarter    Third Quarter   Fourth Quarter      Total
                                                -------------  ----------------  ---------------  ---------------  ------------
                                                                                (in thousands)
2000
Lease finance income..........................      $  38,740         $  35,104        $  36,581        $  42,672     $ 153,097
Interest expense..............................         19,871            18,793           19,534           24,233        82,431
Net income....................................         17,687            15,141           16,095           17,190        66,113

                                                First Quarter   Second Quarter    April 6,1999    Fourth Quarter      Total
                                                -------------  ----------------  (Inception) to   ---------------  ------------
                                                                                  June 30, 1999
                                                                                 ---------------
                                                                                (in thousands)
1999
Lease finance income..........................      $       0         $       0        $  13,031        $  20,317     $  33,348
Interest expense..............................              0                 0            4,530           10,172        14,702
Net income....................................              0                 0            7,935            9,639        17,574

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Financial Statements
                                                                                                         Page
                                                                                                         ----
        Reports of Independent Acountants............................................................  F-1 & F-2
        Balance Sheets at September 30, 2000 and 1999................................................   F-3
        Statements of Income for the Fiscal Year Ended September 30, 2000 and from
                  April 6, 1999 (Inception) - September 30, 1999                                        F-4
        Statements of Changes in Member's Equity for Fiscal Years Ended
          September 30, 2000 and 1999................................................................   F-5
        Statements of Cash Flows for the Fiscal Year Ended September 30, 2000 and from                  F-6
                  April 6, 1999 (Inception) - September 30, 1999
        Notes to Financial Statements................................................................   F-7

Financial Statements and Schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because they are not applicable.

   (b) Exhibits


3.1 Certificate of Formation of IKON Receivables, LLC., filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-71073), is incorporated herein by reference.
3.2 Third Amended and Restated Limited Liability Company Agreement of IKON Receivables, LLC., filed as Exhibit 3.3 to the Company's Current Report on Form 8-K dated June 16, 2000, is incorporated herein by reference.
4.1 Indenture, dated as of April 1, 1999 among the Company, Harris Trust Savings Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as
       Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 25, 1999, is incorporated herein by reference.

4.2 Indenture, dated as of October 1, 1999 among the Company, Harris Trust Savings Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as
       Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 21, 1999, is incorporated herein by reference.
4.3 Indenture, dated as of June 1, 2000 among the Company, Bank One, NA, as Trustee, and IOS Capital Inc., as Servicer filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 16, 2000, is incorporated herein by reference.
4.4 Certificate Guaranty Insurance Policy, dated May 25, 1999, issued and delivered by Ambac Assurance Corporation, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 25, 1999, is incorporated herein by reference.
4.5 Certificate Guaranty Insurance Policy, dated October 7, 1999, issued and delivered by Ambac Assurance Corporation, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 21, 1999 is incorporated herein by reference.
4.6 Certificate Guaranty Insurance Policy, dated June 2, 2000, issued and delivered by Ambac Assurance Corporation, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 16, 2000, is incorporated herein by reference.
10.1 Assignment and Servicing Agreement, dated as of April 1, 1999, among the Company, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 25, 1999, is incorporated herein by reference.
10.2 Assignment and Servicing Agreement, dated as of October 1, 1999, among the Company, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 21,1999, is incorporated herein by reference.
10.3 Assignment and Servicing Agreement, dated as of June 1, 2000, among the Company, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company's Current

      Report on Form 8-K dated June 16, 2000, is incorporated herein by reference.
10.4 Indemnification Agreement, dated as of October 7, 1999, among Lehman Brothers, Chase Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 21,1999, is incorporated herein by reference.
10.5 Indemnification Agreement, dated as of May 25, 1999, among Lehman Brothers, Chase Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 25, 1999, is incorporated herein by reference.
10.6 Indemnification Agreement, dated June 2, 2000, among Chase Securities Inc., Banc of America Securities LLC, Deutsche Banc Alex. Brown, Lehman Brothers Inc. and PNC Capital Markets, Inc., as Underwriters (the "Underwriters"), and Ambac Assurance Corporation, as Insurer., filed as
      Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 16, 2000, is incorporated herein by reference.
10.7 Insurance and Indemnity Agreement, dated as of May 25, 1999, among IOS Capital, Inc., as Originator and Servicer, the Company, IKON Receivables-1, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 25, 1999, is incorporated herein by reference.
10.8 Insurance and Indemnity Agreement, dated as of October 7, 1999, among IOS Capital, Inc., as Originator and Servicer, the Company, IKON Receivables-1, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 21, 1999, is incorporated herein by reference.
10.9 Insurance and Indemnity Agreement, dated June 2, 2000, among IOS Capital, Inc., as Originator and Servicer, the Company, IKON Receivables-1, LLC, and Ambac Assurance Corporation, as Insurer., filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 16, 2000, is incorporated herein by reference.
10.10 Schedule to ISDA Master Agreement (the "Schedule"), between The Chase Manhattan Bank and the Company, Credit Support Annex to the Schedule, between the Chase Manhattan Bank and the Company, Confirmation to the ISDA Master Agreement for the Class A-3 Notes, between the Chase Manhattan Bank and the Company, and Confirmation to the ISDA Master Agreement for the Class A-4 Notes, between the Chase Manhattan Bank and the Company, each dated as of June 2, 2000, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 16, 2000, is incorporated herein by reference.
10.11 Schedule to ISDA Master Agreement (the "Schedule"), between Lehman Brothers Financial Products, Inc. and the Company, Credit Support Annex to the Schedule, between Lehman Brothers Financial Products, Inc. and the Company, Confirmation to the ISDA Master Agreement for the Class 3b Notes, between Lehman Brothers Financial Products, Inc. and the Company, each dated as of October 7, 1999, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated October 21, 1999, is incorporated herein by reference.
12    Ratio of Earnings to Fixed Charges
23.1  Consent of PriceWaterhouse Coopers LLP
23.2  Consent of Ernst & Young LLP
27    Financial Data Schedule

  (c) Reports on Form 8-K

      None

Forward Looking Information

     This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's and/or IKON's future financial condition and results. These risks and uncertainties include, but are not limited to, factors which may affect the Company's ability to recoup the full amount due on the 1999-1, 1999-2 and 2000-1 Leases (such as lessee defaults or factors impeding recovery efforts), the continuation of the substitution of terminated or defaulted leases which is currently done at IOS Capital's option, and risks and uncertainties affecting the business of IOS Capital and/or IKON as set forth in IOS Capital's and IKON's periodic reports filed with the Securities & Exchange Commission, including, but not limited to, risks and uncertainties relating to conducting operations in a competitive environment; delays, difficulties, management transitions and employment issues associated with consolidation of, and/or changes in business operations; managing the integration of existing and acquired companies; risks and uncertainties associated with existing or future vendor relationships; and general economic conditions. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K for the period ended September 30, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IKON RECEIVABLES, LLC
Date: November 21, 2000
                              By:  IKON RECEIVABLES FUNDING INC.,
                                   as Sole Member and Initial Manager

                              By:   /s/ Russell S. Slack
                                   ---------------------
                                    Name:  Russell S. Slack
                                    Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on November 21, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

          Signatures                                      Title
          ----------                                      -----

    /s/ Russell S. Slack                            President, Director and
----------------------------------------
        Russell S. Slack                            Principal Executive Officer

    /s/ Harry Kozee                                 Vice President, Director and
----------------------------------------
        Harry Kozee                                 Principal Financial Officer

    /s/ J. F. Quinn                                 Vice President, Director and
----------------------------------------
        J. F. Quinn                                 Treasurer

                                                    Director
----------------------------------------
        Robert C. Campbell

                                                    Director
----------------------------------------
        Robert W. Grier

To the Board of Directors and Shareholders, IKON Office Solutions, Inc.

In our opinion, the accompanying balance sheet as of September 30, 2000 and the related statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of IKON Receivables LLC at September 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Philadelphia, Pennsylvania
November 13, 2000

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
IKON Office Solutions, Inc.

   We have audited the accompanying balance sheet of IKON Receivables, LLC as of September 30, 1999, and the related statements of income, changes in member's equity, and cash flows for the period April 6, 1999 to September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKON Receivables, LLC at September 30, 1999, and the results of its operations and its cash flows for the period April 6, 1999 to September 30, 1999, in conformity with generally accepted accounting principles.


                                        /s/   Ernst & Young LLP
                                       ---------------------------
                                              Ernst & Young LLP

Philadelphia, Pennsylvania
October 25, 1999

                             IKON RECEIVABLES, LLC

                                 BALANCE SHEETS
                                 (in thousands)

                                                                                       September 30,        September 30,
                           Assets                                                           2000                 1999
                                                                                            ----                 ----
Investments in leases (Note 5)
     Finance lease receivables....................................................       $1,735,784            $ 827,842
     Less: Unearned income........................................................         (251,349)            (120,076)
                                                                                   ----------------      ---------------
                                                                                          1,484,435              707,766

Cash..............................................................................                1               26,694
Restricted cash (Note 2)..........................................................           91,914               29,625
Accounts receivable...............................................................           53,624               24,057
Prepaid expenses and other assets.................................................            5,059                3,045
                                                                                   ----------------      ---------------
             Total assets.........................................................       $1,635,033            $ 791,187
                                                                                   ================      ===============

                         Liabilities and Member's Equity
Liabilities:
     Accounts payable and accrued expenses........................................                             $       1
     Security Deposits............................................................       $      466
     Accrued interest.............................................................            3,761                1,540
     Lease-backed notes (Note 6)..................................................        1,267,641              622,948
                                                                                   ----------------      ---------------
             Total liabilities....................................................        1,271,868              624,489

Member's equity:
     Contributed capital (Note 3).................................................          279,478              149,124
     Retained earnings............................................................           83,687               17,574
                                                                                   ----------------      ---------------
             Total member's equity................................................          363,165              166,698
                                                                                   ----------------      ---------------
             Total liabilities and member's equity................................       $1,635,033            $ 791,187
                                                                                   ================      ===============

                See accompanying notes to financial statements.

                             IKON RECEIVABLES, LLC

                              STATEMENTS OF INCOME
                                 (in thousands)


                                                                                          Fiscal         April 6, 1999
                                                                                       Year Ended         (Inception) -
                                                                                  September 30, 2000    September 30, 1999
                                                                                  ------------------    ------------------
Revenues:
  Finance income........................................................                   $ 153,097              $ 33,348
  Other income..........................................................                       4,241                   501
                                                                                            --------               -------
                                                                                             157,338                33,849
                                                                                            --------               -------
Expenses:
  Interest expense (Note 6).............................................                      82,431                14,702
  General and administrative expenses (Note 4)..........................                       8,794                 1,573
                                                                                            --------               -------
                                                                                              91,225                16,275
                                                                                            --------               -------

Net income..............................................................                   $  66,113              $ 17,574
                                                                                           =========              ========

                See accompanying notes to financial statements.

                             IKON RECEIVABLES, LLC

                    STATEMENTS OF CHANGES IN MEMBER'S EQUITY
                                 (in thousands)

                                                                         Contributed     Retained
                                                                           Capital       Earnings        Total
                                                                       ---------------  ----------     ------------
Balance at April 6, 1999 (Inception).................................     $         1                   $         1
Net income...........................................................                      $17,574           17,574
Capital contributions................................................         823,591                       823,591
Capital distributions................................................        (674,468)                     (674,468)
                                                                          -----------   ----------      -----------
Balance at September 30, 1999........................................         149,124       17,574          166,698


Net income...........................................................                       66,113           66,113
Capital contributions................................................       1,498,169                     1,498,169
Capital distributions................................................      (1,367,815)                   (1,367,815)
                                                                          -----------   ----------      -----------
Balance at September 30, 2000........................................     $   279,478      $83,687      $   363,165
                                                                          ===========      =======      ===========

                See accompanying notes to financial statements.

                             IKON RECEIVABLES, LLC

                            STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                               April 6, 1999
                                                                                       Fiscal Year Ended       (Inception) -
                                                                                       September 30, 2000   September 30, 1999
                                                                                      ----------------------------------------
Cash flows from operating activities
Net income...............................................................                     $    66,113            $  17,574
Adjustments to reconcile net income to net cash used in operating
 Activities:
  Amortization...........................................................                           2,763                  726
  Changes in operating assets and liabilities:
   Accounts receivable...................................................                         (29,566)             (24,057)
   Prepaid expenses and other assets.....................................                          (1,523)              (1,460)
   Accounts payable and accrued expenses.................................                               0                    1
   Accrued interest......................................................                           2,221                1,540
                                                                                              -----------            ---------
Net cash provided by (used in) operating activities......................                          40,008               (5,676)
                                                                                              -----------            ---------
Cash flows from investing activities
 Investment in leases:
  Collections (net of finance income earned).............................                         721,855              115,825
   Security Deposits.....................................................                             111
                                                                                              -----------            ---------
Net cash provided by investing activities................................                         721,966              115,825
                                                                                              -----------            ---------
Cash flows from financing activities
  Proceeds from lease-backed notes.......................................                       1,194,849              749,331
  Payments on lease-backed notes.........................................                        (553,412)            (128,694)
  Deposit to restricted cash.............................................                         (62,289)             (29,625)
  Capital contributed by Sole Member.....................................                                                    1
  Capital distributed to Sole Member.....................................                      (1,367,815)            (674,468)
                                                                                              -----------            ---------
Net cash used in financing activities....................................                        (788,667)             (83,455)
                                                                                              -----------            ---------
Cash at beginning of year................................................                          26,694
(Decrease)/Increase in cash..............................................                         (26,693)              26,694
                                                                                              -----------            ---------
Cash at end of year......................................................                     $         1            $  26,694
                                                                                              ===========            =========
Supplemental noncash financing activities:
Noncash capital contributions                                                                 $ 1,498,169            $ 823,591
                                                                                              ===========            =========

                See accompanying notes to financial statements.

                             IKON RECEIVABLES, LLC

                         NOTES TO FINANCIAL STATEMENTS

1.   Organization

     IKON Receivables, LLC (the "Company") is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-1, LLC ("Sole Member"), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital, Inc. ("IOS Capital"), a wholly owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded office technology company with fiscal 2000 revenues of $5.4 billion. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc. (the "Manager").

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

                            IRON RECEIVABLES, LLC

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

  Restricted Cash

     Cash related to the pledged 1999-1, 1999-2, and 2000-1 Leases is held in segregated accounts pending distribution to the holders of the respective Notes and is restricted in its use.

  Pending Accounting Change (Unaudited)

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for IKON's fiscal 2001. This standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income. IKON anticipates that the adoption of SFAS 133 will result in the recording of a cumulative adjustment as of October 1, 2000 for the change in accounting required by SFAS 133. This adjustment is expected to increase current liabilities and other comprehensive loss by $5,591 as of October 1, 2000. No significant effects on future net income are expected as a result of adopting SFAS 133 because IKON's current hedging instruments are considered to be highly effective.

                             IKON RECEIVABLES, LLC

                         NOTES TO FINANCIAL STATEMENTS
                                 (in thousands)


3. Capital Contributions

   The Sole Member made an initial cash capital contribution of $1 to the Company on April 6, 1999. Subsequently, the Sole Member contributed a segregated pool of $819,572 for the 1999-1 Notes, $809,556 for the 1999-2 Notes, and $579,097 for the 2000-1 Notes of office equipment leases or contracts and related assets (the "Asset Pool") to the Company as an initial transfer of leases. During the fiscal year 2000, an additional $190,674, $107,413, and $10,773 of leases were added to the 1999-1, 1999-2, and 2000-1 Asset Pool as substitution for $105,705, $82,984, and $10,654 that were cancelled or defaulted during the fiscal year 2000 resulting in a net non-cash capital contribution of $109,517. During the fiscal year 1999, and additional $45,941 of leases were added to the 1999-1 Asset Pool as substitution for $41,922 that were cancelled or defaulted during the fiscal year 1999, resulting in a net non-cash capital contribution of $4,019.

4. Servicing Agreement

     The Company has a servicing agreement with IOS Capital for which IOS Capital services the Asset Pool and provides administrative services to the Company. The servicing fee is calculated by multiplying 0.75% by the lesser of the discounted present value of performing leases or the outstanding amount of the lease-backed notes (see Note 6). The servicing fee expense was $8,794 for the fiscal year ended September 30, 2000 and $1,573 for the period April 6, 1999 through September 30, 1999.

5.   Investments in Leases

     At September 30, 2000, contractual maturities of finance lease receivables are as follows:

                                                                                         Gross                            Net
                                                                                         -----                            ---
                                                                                        Leases         Residual         Leases
                                                                                        ------         --------         ------
          2001....................................................................      $  678,793       $ 75,111       $  603,682
          2002....................................................................         533,473         59,031          474,442
          2003....................................................................         334,641         37,029          297,612
          2004....................................................................         159,967         17,701          142,266
          2005....................................................................          28,910          3,199           25,711
                                                                                            ------          -----           ------
                                                                                        $1,735,784       $192,071       $1,543,713
          Less unearned interest..................................................        (251,349)       (27,813)        (223,536)
                                                                                           -------         ------          -------
                                                                                        $1,484,435       $164,258       $1,320,177
                                                                                        ==========       ========       ==========

             Ikon is responsible for the remarketing of equipment.

6.   Lease-Backed Notes


     The Company has issued Series 1999-1, 1999-2, and 2000-1 Lease-Backed Notes as described below:

                                                                          Principal                               Stated
                                                             Issuance     Issuance             Interest           Maturity
         Series                Notes                         Date          Amount              Rate               Date
         ------                -----                         ----          ------              ----               --------
         1999-1                 Class A-1                    05/25/99          304,474         5.11%              June, 2000
                                Class A-2                    05/25/99           61,579         5.60%              May, 2005
                                Class A-3                    05/25/99          304,127         5.99%              May, 2005
                                Class A-4                    05/25/99           81,462         6.23%              May, 2005
                                                             Sub-Total       ---------
                                                                               751,642
                                                                             =========

         1999-2                 Class A-1                    10/07/99          235,326         6.14125%           Oct, 2000
                                Class A-2                    10/07/99           51,100         6.31%              May, 2001
                                Class A-3a                   10/07/99          100,000         6.59%              Aug, 2003
                                Class A-3b                   10/07/99          240,891         LIBOR + 0.36%      Aug, 2003
                                Class A-4                    10/07/99           72,278         6.88%              Nov, 2005
                                                                             ---------
                                                             Sub-Total         699,595
                                                                             =========

         2000-1                 Class A-1                    06/02/00          130,000         6.99625%           June, 2001
                                Class A-2                    06/02/00           54,000         7.51000%           March, 2002
                                Class A-3                    06/02/00          230,000         LIBOR + 0.19%      March, 2004
                                Class A-4                    06/02/00           84,510         LIBOR + 0.23%      Sept, 2006
                                                                             ---------
                                                             Sub-Total         498,510
                                                                             =========

                                                             Grand Total     1,949,747
                                                                             =========



     The Company issued aggregate principal amounts of Leased-Back Notes; $751,642 for 1999-1 Notes, $699,595 for 1999-2 Notes and $498,510 for 2000-1
Notes, known as the "Notes" on May 25, 1999, October 7, 1999, and June 2, 2000, respectively. The Notes were issued pursuant to an Indenture between the Company, IOS Capital, and Harris Trust and Savings Bank, as Indenture Trustee on the 1999-1 Notes and the 1999-2 Notes, and Bank One Trust Company, as Indenture Trustee on the 2000-1 Notes, dated as of April 1, 1999, October 1, 1999, and June 1, 2000, respectively. On May 8, 2000 Harris Trust and Savings Bank became Bank of New York. The Sole Member contributed a segregated pool of $819,572 for the 1999-1 Notes, $809,556 for the 1999-2 Notes, and $575,761 for the 2000-1
Notes of office equipment leases or contracts and related assets (the "Asset Pool") to the Company as an initial transfer of leases. The Notes are collateralized solely by the Asset Pools, which include a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOS Capital (the "Leases") (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date), and all related casualty payments, retainable deposits, and termination payments. The Notes have certain credit enhancement features available to noteholders including reserve accounts, overcollateralization accounts and noncancellable insurance policies from Ambac Assurance Corporation with respect to the Notes.

     Payments on the Notes are due on the fifteenth day of each month (or if that is not a Business Day, the next succeeding Business Day), commencing on June 15, 1999, November 15, 1999, and June 15, 2000, respectively. The Notes bear interest from the related issuance date at the respective fixed per annum interest rates specified above. With the exception of the 1999-2 Class A3b, 2000 -1 Class A3 and 2000-1 Class A4 Notes which are variable rate notes paying interest rate of one-month LIBOR plus 0.36%, 0.19%, and 0.23%, respectively (which have been fixed at 6.63%, 7.802%, 7.82%, respectively, through an interest rate swap). The interest rate on the 1999-1 Notes and 1999-2 Notes are calculated on the basis of a year of 360 days comprised of twelve 30-day months (except in the case of the 1999-1 Class A-1 Notes, the 1999-2 Class A-1 Notes and the 1999-2 Class A-3b Notes for which interest will be calculated on the basis of a year of 360 days and the actual number of days in the interest period) payable on the payment date. The interest rate on the 2000-1 Notes is calculated on the basis of a year of 360 days and the actual number of days in the interest period (except in the case of the Class A-2 Notes, for which the interest will be calculated on the basis of a year of 360 days comprised of twelve 30-day months and the actual number of days in the interest period) payable on the payment date. On each payment date, to the extent funds are available therefore from the collection of the lease receivables, principal payments will be made to noteholders in the following priority: (i) to the Class A-1 noteholders only, until the outstanding principal amount on the Class A-1 Notes has been reduced to zero, then (ii) to the Class A-2 noteholders only, until the outstanding principal amount on the Class A-2 Notes has been reduced to zero, then (iii) to the Class A-3 noteholders only, until the outstanding principal amount on the Class A-3 Notes has been reduced to zero, and then (iv) to the Class A-4 noteholders, until the outstanding principal amount on the Class A-4 Notes has been reduced to zero. Each class of Notes will be payable in full on the applicable stated maturity date as indicated above. However, if all payments are made on the Leases as scheduled, final payment on the Notes will be earlier than the stated maturity dates. The Company may, on any payment date, redeem the Notes when the total discounted lease balance is less than or equal to 10% of the total discounted lease balance as of related Indenture date.

     IOS Capital services the Leases pursuant to Assignment and Servicing Agreements by and among IOS Capital, as Originator and Servicer, the Sole Member, as Seller, and the Company, as Issuer. IOS Capital may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOS Capital of its liabilities with respect thereto. IOS Capital retains possession of the Leases and related files, and receives a monthly service fee from the Company for servicing the Leases.

     Future maturities of the Notes, based on contractual maturities of leases for each of the succeeding fiscal years are as follows (in thousands):


                                                         1999-1        1999-2          2000-1
                                                         Series        Series          Series
                                                         Notes         Notes           Notes        Total
                                                         -----         -----           -----        -----
2001................................................  $  185,517    $  197,551     $   139,879   $  522,947
2002................................................     134,297       143,174         131,100      408,571
2003................................................      52,136        88,815          95,616      236,567
2004................................................                    20,961          72,679       93,640
2005................................................                                     5,916        5,916
                                                         -------       -------         -------    ---------
                                                      $  371,950    $  450,501     $   445,190   $1,267,641
                                                         =======       =======         =======    =========

7.  Financial Instruments

  The Company incurs debt to fund the origination of leases for IKON. The interest rates charged on the debt are determined based on current market conditions and include variable measures of interest rates such as the LIBOR. The Company monitors interest rates on debt in order to mitigate exposure to unfavorable variations as compared to the interest rate earned on the pledged finance lease receivables. The objective in managing this risk is to achieve fixed-rate financing at the same time the Company establishes the rate to be received by the Company on the leases. As a result, from time to time interest rate swaps are utilized to effectively fix the rate on variable rate debt, as opposed to a direct issuance of fixed rate debt. The risk associated with the use of interest rate swaps is the possible inability of the counterparties to meet the terms of their contracts. The Company does not enter into interest rate swap agreements for trading purposes.

  The fair value of the swaps at any particular time is determined by calculating the difference between the contractual payments at the contract rate and the prevailing market rate of the swap at such time, and discounting the stream of payments at the appropriate market discount rate.

  The following table presents, as of September 30, 2000, the following information regarding the interest rate swap agreements to which we are a party:
(i) the notional amount of the agreement, (ii) the fixed interest rate to be paid by the Company, (iii) the variable rate to be paid by the counterparty under the agreement, (iv) the fair value of the instrument, and (v) the maturity of the agreement.

-----------------------------------------------------------------------------------------------------
Notional Amount              Fixed Interest Rate   Variable Interest Rate  Fair Value   Maturity Date
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
240,891                      6.6300%               LIBOR + 36 bp               936      8/15/03
-----------------------------------------------------------------------------------------------------
230,000                      7.8020%               LIBOR + 19 bp            (3,992)     3/15/04
-----------------------------------------------------------------------------------------------------
84,510                       7.8200%               LIBOR + 23bp             (2,535)     9/15/06
-----------------------------------------------------------------------------------------------------