Form 10-Q
period 2000-12-31
IKON RECEIVABLES LLC
filed 2001-02-14
CIK 1077175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number                                 333-71073

                              IKON Receivables, LLC
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          23-2990188
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                 1738 Bass Road, P.O. Box 9115, Macon, GA 31208
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (478) 471-2300
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No

* Applicable only to corporate issuers:
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date. None.

Registered Debt Outstanding as of February 12, 2001             $1,689,692,094

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                              IKON RECEIVABLES, LLC


PART I - FINANCIAL INFORMATION

  Item 1. Condensed Financial Statements

          Balance Sheets - December 31, 2000 (unaudited) and September 30, 2000

          Statements of Income - Three months ended December 31, 2000 and
            1999 (unaudited)

          Statements of Cash Flows - Three months ended December 31, 2000 and
            1999 (unaudited)

          Notes to Condensed Financial Statements (unaudited)


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk



PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I . FINANCIAL INFORMATION


Item 1: Condensed Financial Statements


                              IKON RECEIVABLES, LLC
                                 BALANCE SHEETS
                                 (in thousands)


                                                       December 31,             September 30,
                                                           2000                    2000
                                                        (unaudited)
                                                  ------------------       -----------------
Assets

Investment in leases:
      Financing lease receivables                        $2,402,006              $1,735,784
      Less: Unearned income                                (360,928)               (251,349)
                                                  ------------------       -----------------
                                                          2,041,078               1,484,435

Cash                                                              1                       1
Restricted cash                                             119,652                  91,914
Accounts receivable                                          78,021                  53,624
Prepaid expenses and other assets                             6,149                   5,059
                                                  ------------------       -----------------
Total assets                                             $2,244,901              $1,635,033
                                                  ==================       =================

Liabilities and Member's Equity

Liabilities:
      Accrued expenses                                      $16,318                  $4,227
      Lease-backed notes                                  1,749,357               1,267,641
                                                  ------------------       -----------------
Total liabilities                                         1,765,675               1,271,868
                                                  ------------------       -----------------

Member's Equity:
      Contributed capital                                   386,266                 279,478
      Retained earnings                                     103,210                  83,687
      Accumulated other comprehensive loss                  (10,250)                      -
                                                  ------------------       -----------------
Total member's equity                                       479,226                 363,165
                                                  ------------------       -----------------
Total liabilities and member's equity                    $2,244,901              $1,635,033
                                                  ==================       =================


See notes to condensed financial statements.

                              IKON RECEIVABLES, LLC
                              STATEMENTS OF INCOME
                                 (in thousands)
                                   (unaudited)




                                                     Three Months Ended
                                                        December 31,
                                            -------------------------------
                                                   2000             1999
                                            -------------------------------

Revenues:
     Finance income                                $45,011         $38,740
     Other income                                    1,561             901
                                            ---------------    ------------
                                                    46,572          39,641
                                            ---------------    ------------

Expenses:
     Interest                                       24,652          19,871
     General and administrative                      2,397           2,083
                                            ---------------    ------------
                                                    27,049          21,954
                                            ---------------    ------------

Net income                                         $19,523         $17,687
                                            ===============    ============



See notes to condensed financial statements.

                                                 IKON RECEIVABLES, LLC
                                                STATEMENTS OF CASH FLOWS
                                                     (in thousands)
                                                      (unaudited)


                                                                                    Three Months Ended
                                                                                        December 31,
                                                                      ------------------------------------------------
Cash flows from operating activities                                          2000                           1999
                                                                      ------------------------------------------------
Net income                                                                     $19,523                      $17,687
Adjustments to reconcile net income to net
      cash (used in) provided by operating activities:
           Amortization                                                            674                          788
           Changes in operating assets and liabilities:
                Accounts receivable                                            (24,397)                     (18,944)
                Prepaid expenses and other assets                                 (334)                        (478)
                Accrued expenses                                                 1,841                        1,650
                                                                      -----------------                -------------
Net cash (used in) provided by operating activities                             (2,693)                         703
                                                                      -----------------                -------------

Cash flows from investing activities
Investment in leases:
Collections (net of finance income earned)                                     194,770                      179,033
                                                                      -----------------                -------------
Net cash provided by investing activities                                      194,770                      179,033
                                                                      -----------------                -------------

Cash flows from financing activities
Proceeds from issuance of lease-backed notes                                   633,000                      697,466
Payments on lease-backed notes                                                (152,714)                    (138,641)
Deposit to restricted cash                                                     (27,738)                     (39,403)
Capital distributed to Sole Member                                            (644,625)                    (647,426)
                                                                      -----------------                -------------
Net cash used in financing activities                                         (192,077)                    (128,004)
                                                                      -----------------                -------------

Net increase in cash                                                                 -                       51,732
Cash at beginning of year                                                            1                       26,694
                                                                      -----------------                -------------
Cash at end of period                                                               $1                      $78,426
                                                                      =================                =============

Supplemental noncash financing activities:
Noncash capital contributions                                                 $751,413                     $833,489
                                                                      =================                =============




See notes to condensed financial statements.

                              IKON RECEIVABLES, LLC
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)
Note 1:   Basis of Presentation

The accompanying unaudited condensed financial statements of IKON Receivables, LLC (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

Note 2:   Adoption of SFAS 133

The Company adopted Statement of Financial Accounting Standards (SFAS) 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities", on October 1, 2000. SFAS 133 requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income
(Loss) ("OCI") depending on the type of hedging instrument and the effectiveness of those hedges. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative loss adjustment to OCI of $3,471, after taxes, to recognize the fair value of its derivatives, as of the date of adoption.

All of the derivatives used by the Company as hedges are highly effective as defined by SFAS 133 because all of the critical terms of the derivatives match those of the hedged item. All of the derivatives used by the Company have been designated as cash flow hedges at the time of the adoption of SFAS 133 or at the time they were executed, if later than October 1, 2000. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges are recorded in OCI.

As of December 31, 2000, all of the derivatives designated as hedges by the Company are interest rate swaps which qualify for evaluation using the shortcut method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if the Company had issued fixed rate notes. During the quarter ended December 31, 2000, unrealized net losses totaling $10,250 after taxes was recorded in OCI, including $3,471 cumulative effect as of October 1, 2000.

Note 3:   Capital Contributions

In connection with the lease-backed notes issued December 7, 2000 (the "2000-2 Notes"), $714,698 of leases were contributed by IKON Receivables-1, LLC as collateral for the borrowing of $634,431. During the first quarter of fiscal 2001, an additional $40,100, $32,404, $11,696, and $1,167 of leases were added to the 1999-1, 1999-2, 2000-1 and 2000-2 Asset Pools (as defined below) as substitution for $20,266, $17,581, $7,422, and $3,383 that were cancelled or defaulted during the first quarter of fiscal 2001 resulting in a net non-cash capital contribution of $751,413.

Note 4:   Lease-backed Notes

In addition to the $1,267,641 of lease-backed notes (the "Notes") outstanding at September 30, 2000, on December 7, 2000, the Company issued $634,431 of

2000-2 Notes under its $2,000,000 shelf registration statement filed with the Securities and Exchange Commission. Class A-1 Notes totaling $193,532 have a stated interest rate of 6.66125%, Class A-2 Notes totaling $70,193 have a stated interest rate of 6.60%, Class A-3 Notes totaling $290,800 have a variable interest rate and Class A-4 Notes totaling $79,906 have a variable interest rate. Class A-3 notes pay an interest rate of one-month LIBOR plus 0.23% (which has been fixed at 6.475% through an interest rate swap). Class A-4 notes pay an interest rate of one-month LIBOR plus 0.27% (which has been fixed at 6.475% through an interest rate swap). The 2000-2 Notes are collateralized by a pool of office equipment leases or contracts and related assets (the "2000-2 Asset Pool") and the payments on the 2000-2 Notes are made from payments received on the equipment leases. The Company received approximately $633,000 in net proceeds from the sale of the 2000-2 Notes and IOS Capital Inc. ("IOSC") used $582,795 of that amount to repay asset securitization conduit financing.

The average interest rate on all the lease-backed notes outstanding at December 31, 2000 was 6.8%. Interest paid amounted to $22,892 for the first quarter of fiscal 2001 and $18,220 for the first quarter of fiscal 2000.

Note 5:   Comprehensive Income

Total comprehensive income is as follows:

                                                  Three Months Ended
                                                       December 31,
                                             ----------------------------
                                                   2000            1999
                                             ----------------------------

Net income                                        $17,816         $17,687
Cumulative effect of change in accounting
principle for derivatives and hedging
activities (SFAS 133), net of tax                  (3,471)              -
Net loss on derivative instruments, net of
tax                                                (6,779)              -
                                             ------------    ------------
Total comprehensive income                         $7,566         $17,687
                                             ============    ============



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations. All amounts are in thousands unless otherwise noted.

IKON Receivables, LLC (the "Company") is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-1, LLC, also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital, Inc. ("IOSC"), a wholly owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded office technology company with fiscal 2000 revenues of $5,446,945. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc.

In addition to the $1,267,641 of lease-backed notes (the "Notes") outstanding at September 30, 2000, on December 7, 2000, the Company issued $634,431 of lease-backed notes (the "2000-2 Notes") under its $2,000,000 shelf registration statement filed with the Securities and Exchange Commission. Class A-1 Notes totaling $193,532 have a stated interest rate of 6.66125%, Class A-2 Notes totaling $70,193 have a stated interest rate of 6.60%, Class A-3 Notes totaling $290,800 have a variable interest rate and Class A-4 Notes totaling $79,906 have a variable interest rate. Class A-3 notes pay an interest rate of one-month LIBOR plus 0.23% (which has been fixed at 6.475% through an interest rate swap). Class A-4 notes pay an interest rate of one-month LIBOR plus 0.27% (which has been fixed at 6.475% through an interest rate swap). The 2000-2 Notes are collateralized by a pool of office equipment leases or contracts and related assets (the "2000-2 Asset Pool") and the payments on the 2000-2 Notes are made from payments received on the equipment leases. The Company received approximately $633,000 in net proceeds from the sale of the 2000-2 Notes and IOSC used $582,795 of that amount to repay asset securitization conduit financing.

Interest income earned on the Asset Pool is expected to offset interest expense on the Notes, amortization of debt issuance costs and discounts on the Notes and the fees charged by IOSC for servicing the Asset Pool and providing administrative services to the Company. Income generated from the Asset Pool was approximately $45,011, other income earned was $1,561, interest expense was $24,652 and administrative expenses were $2,397 for the first quarter of fiscal 2001. Collections on the lease receivables were $194,770 and the Company repaid $152,714 of principal on the Notes for the first quarter of fiscal 2001. Income generated from the Asset Pool was approximately $38,740, other income earned was $901, while interest expense was $19,871 and administrative expenses were $2,083 for the first quarter of fiscal 2000. Collections on the lease receivables were $179,033 and the Company repaid $138,641 of principal on the Notes during the first quarter of fiscal 2000. The Company's portfolio of leases had an average yield of 10.7% at December 31, 2000, while the Company's weighted average interest rate of its total debt cost was 7.1% during the first quarter of fiscal 2001.


Item 3: Quantitative and Qualitative Disclosures About Market Risk

Pursuant to General Instruction H(2)(c) of Form 10-Q the information required by this item has been omitted.


                           FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference information, which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and IOSC's and/or IKON's future financial condition and results. These risks and uncertainties, which apply to the Company, IOSC and IKON, include, but are not limited to: factors which may affect the Company's ability to recoup the full amount due on the 1999-1, 1999-2, 2000-1, and 2000-2 Leases (such as lessee defaults or factors impeding recovery efforts); and risks and uncertainties affecting the business of IOSC and/or IKON as set forth in IOSC's and IKON's periodic reports filed with the

Securities and Exchange Commission, including, but not limited to: conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry, IKON, and to the Company); delays, difficulties, management transitions and employment issues associated with consolidation of, and/or changes in business operations; managing the integration of existing and acquired companies; existing and future vendor relationships; risks relating to currency exchange; economic, legal and political issues associated with international operations, the Company's ability to access capital and meet its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's fiscal 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        Reports on Form 8-K

On November 29, 2000, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information furnished to certain prospective investors regarding the offering of the Company's lease-backed notes, series 2000-2.

On November 30, 2000, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information that incorporated by reference the consolidated financial statements of Ambac Assurance Corporation and subsidiaries as of December 31, 1999 and December 31, 1998 and for each of the years in the three-year period ended December 31, 1999, included in the Annual Report on Form 10-K of Ambac Financial Group, Inc. and the unaudited consolidated financial statements of Ambac Assurance Corporation and its subsidiaries as of September 30, 2000, and for the periods ended September 30, 2000, and September 30, 1999, included in the Quarterly Report on Form 10-Q of Ambac Financial Group, Inc. for the period ended September 30, 2000. The above referenced consolidated financial statements were also incorporated into the Registration Statement of the Company and the Preliminary Prospectus Supplement dated November 29, 2000 relating to the Company's lease-backed notes, series 2000-2.

On December 22, 2000, the Company filed a Current Report on Form 8-K to file, under Item 2 of the Form, information regarding the registration of $2,000,000 in principal amount of lease-backed notes by a Registration Statement of Form S-3 and the issuance of $634,431 in principal amount of said lease-backed notes. Each series of notes which may be issued under the registration statement will be issued pursuant to an indenture.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                            IKON RECEIVABLES, LLC

                                            By: IKON RECEIVABLES FUNDING, INC.
                                                As Manager


   Date  February 14, 2001                     /s/ J. F. Quinn
      -----------------------------            ---------------------
                                               J. F. Quinn
                                               Treasurer