Form 10-Q
period 2001-03-31
IKON RECEIVABLES LLC
filed 2001-05-14
CIK 1077175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number                   333-71073
                       ---------------------------------------------------------

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

                                 (478) 471-2300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No

                      Applicable only to corporate issuers:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of May 7, 2001.

Common Stock                                                              None.
Registered Debt Outstanding as of May 7, 2001                    $1,516,608,931

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                              IKON RECEIVABLES, LLC


PART I - FINANCIAL INFORMATION

  Item 1. Condensed Financial Statements

           Balance Sheets - March 31, 2001 (unaudited) and September 30, 2000

           Statements of Income - Three and six months ended March 31, 2001 and 2000 (unaudited)

           Statements of Cash Flows - Six months ended March 31, 2001 and 2000 (unaudited)

           Notes to Condensed Financial Statements (unaudited)


  Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations


SIGNATURES

                                                PART I . FINANCIAL INFORMATION


Item 1: Condensed Financial Statements


                                                    IKON RECEIVABLES, LLC
                                                        BALANCE SHEETS
                                                        (in thousands)

                                                                                March 31,                   September 30,
                                                                                   2001                          2000
                                                                               (unaudited)
                                                                         -------------------------      -----------------------
Assets

Investments in leases:
      Financing lease receivables                                                      $2,181,396                   $1,735,784
      Less: Unearned income                                                              (317,207)                    (251,349)
                                                                         -------------------------      -----------------------
                                                                                        1,864,189                    1,484,435

Cash                                                                                            1                            1
Restricted cash                                                                           129,130                       91,914
Accounts receivable                                                                        56,686                       53,624
Prepaid expenses and other assets                                                           5,510                        5,059
                                                                         -------------------------      -----------------------
Total assets                                                                           $2,055,516                   $1,635,033
                                                                         =========================      =======================

Liabilities and Member's Equity

Liabilities:
      Accrued expenses                                                                    $23,630                       $4,227
      Lease-backed notes                                                                1,572,765                    1,267,641
                                                                         -------------------------      -----------------------
Total liabilities                                                                       1,596,395                    1,271,868
                                                                         -------------------------      -----------------------

Member's Equity:
      Contributed capital                                                                 351,620                      279,478
      Retained earnings                                                                   125,465                       83,687
      Accumulated other comprehensive loss                                                (17,964)                           -
                                                                         -------------------------      -----------------------
Total member's equity                                                                     459,121                      363,165
                                                                         -------------------------      -----------------------
Total liabilities and member's equity                                                  $2,055,516                   $1,635,033
                                                                         =========================      =======================


See notes to condensed financial statements.


                                     IKON RECEIVABLES, LLC
                                      STATEMENTS OF INCOME
                                         (in thousands)
                                          (unaudited)




                                          Three Months Ended               Six Months Ended
                                               March 31,                       March 31,
                                       ------------------------        ------------------------
                                         2001            2000            2001            2000
                                       --------        --------        --------        --------
Revenues:
     Finance income                    $ 53,587        $ 35,104        $ 98,598        $ 73,844
     Other income                         1,618             963           3,179           1,864
                                       --------        --------        --------        --------
                                         55,205          36,067         101,777          75,708
                                       --------        --------        --------        --------

Expenses:
     Interest                            29,853          18,793          54,505          38,664
     General and administrative           3,097           2,133           5,494           4,216
                                       --------        --------        --------        --------
                                         32,950          20,926          59,999          42,880
                                       --------        --------        --------        --------

Net income                             $ 22,255        $ 15,141        $ 41,778        $ 32,828
                                       ========        ========        ========        ========



See notes to condensed financial statements.

                                     IKON RECEIVABLES, LLC
                                    STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                          (unaudited)

                                                                      Six Months Ended
                                                                           March 31,
                                                                 -----------------------------
Cash flows from operating activities                                2001                2000
                                                                 ---------           ---------
Net income                                                       $  41,778           $  32,828
Adjustments to reconcile net income to net
      cash provided by operating activities:
           Amortization                                              1,542               1,409
           Changes in operating assets and liabilities:
                Accounts receivable                                 (3,062)             (9,128)
                Prepaid expenses and other assets                     (563)               (504)
                Accrued expenses                                     1,440               1,488
                                                                 ---------           ---------
Net cash provided by operating activities                           41,135              26,093
                                                                 ---------           ---------

Cash flows from investing activities
Collections on financing lease receivables,
      net of finance income earned                                 433,312             339,286
                                                                 ---------           ---------
Net cash provided by investing activities                          433,312             339,286
                                                                 ---------           ---------

Cash flows from financing activities
Proceeds from issuance of lease-backed notes                       633,000             697,466
Payments on lease-backed notes                                    (329,307)           (269,861)
Deposit to restricted cash                                         (37,216)            (46,926)
Capital distributed to IKON Receivables-1, LLC                    (740,924)           (772,751)
                                                                 ---------           ---------
Net cash used in financing activities                             (474,447)           (392,072)
                                                                 ---------           ---------

Net decrease in cash                                                    --             (26,693)
Cash at beginning of year                                                1              26,694
                                                                 ---------           ---------
Cash at end of period                                            $       1           $       1
                                                                 =========           =========

Supplemental noncash financing activities:
Noncash capital contributions                                    $ 813,066           $ 869,675
                                                                 =========           =========




See notes to condensed financial statements.

                              IKON RECEIVABLES, LLC
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)
Note 1:   Basis of Presentation

The accompanying unaudited condensed financial statements of IKON Receivables, LLC (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

As of March 31, 2001, all of the derivatives designated as hedges by the Company are interest rate swaps which qualify for evaluation using the "shortcut method" for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if the Company had issued fixed rate notes. During the six months ended March 31, 2001, unrealized net losses totaling $17,964 after taxes were recorded in OCI, including the $3,471 cumulative effect adjustment as of October 1, 2000.

Note 3:   Capital Contributions

In connection with the lease-backed notes issued December 7, 2000 (the "2000-2 Notes"), $714,698 of leases were contributed by IKON Receivables-1, LLC as collateral for the borrowing of $634,431. During the first six months of fiscal 2001, an additional $78,279, $71,586, $32,766, and $24,679 of leases were added to the 1999-1, 1999-2, 2000-1 and 2000-2 Asset Pools (as defined below) as substitution for $39,633, $35,881, $17,510, and $15,918 that were cancelled or defaulted during the first six months of fiscal 2001 resulting in a net non-cash capital contribution of $813,066.

Note 4:   Lease-backed Notes

In addition to the $1,267,641 of lease-backed notes (the "Notes") outstanding at September 30, 2000, on December 7, 2000, the Company issued $634,431 of 2000-2 Notes under its $2,000,000 shelf registration statement filed with the Securities and Exchange Commission. The 2000-2 Notes are comprised of Class A-1 Notes totaling $193,532 have a stated interest rate of 6.66125%, Class A-2 Notes totaling $70,193 have a stated interest rate of 6.60%, Class A-3 Notes totaling $290,800 have a variable interest rate and Class A-4 Notes totaling $79,906 have a variable interest rate. Class A-3 Notes pay an interest rate of one-month LIBOR plus 0.23% (which has been fixed at 6.475% through an interest rate swap). Class A-4 Notes pay an interest rate of one-month LIBOR plus 0.27% (which has been fixed at 6.475% through an interest rate swap). The 2000-2 Notes are collateralized by a pool of office equipment leases or contracts and related assets (the "2000-2 Asset Pool") and the payments on the 2000-2 Notes are made from payments received on the equipment leases. The Company received $633,000 in net proceeds from the sale of the 2000-2 Notes and IOS Capital Inc. ("IOSC") used $582,795 of that amount to repay asset securitization conduit financing.

The average interest rate on all the lease-backed notes outstanding at March 31, 2001 was 6.8%. Interest paid amounted to $53,079 for the first six months of fiscal 2001 and $37,174 for the first six months of fiscal 2000.

Note 5:   Comprehensive Income

Total comprehensive income is as follows:

                                                  Three Months Ended            Six Months Ended
                                                       March 31,                   March 31,
                                               ----------------------      ----------------------
                                                  2001         2000           2001         2000
                                               ----------------------      ----------------------
Net income                                     $ 22,255      $ 15,141      $ 41,778     $ 32,828
Cumulative effect of change in accounting
     principle for derivatives and hedging
     activities (SFAS 133), net of tax                                       (3,471)
Net loss on derivative instruments, net of
     tax                                         (7,714)                    (14,493)
                                               --------      --------      --------     --------
Total comprehensive income                     $ 14,541      $ 15,141      $ 23,814     $ 32,828
                                               ========      ========      ========     ========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations. All amounts are in thousands unless otherwise noted.

IKON Receivables, LLC (the "Company") is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-1, LLC, also a special purpose Delaware limited liability company. All of the membership interests in IKON Receivables-1, LLC are owned by IOS Capital, Inc. ("IOSC"), a wholly owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded office technology company with fiscal 2000 revenues of approximately $5.4 billion. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc.

In addition to the $1,267,641 of lease-backed notes (the "Notes") outstanding at September 30, 2000, on December 7, 2000, the Company issued $634,431 of lease-backed notes (the "2000-2 Notes") under its $2,000,000 shelf registration statement filed with the Securities and Exchange Commission. Class A-1 Notes totaling $193,532 have a stated interest rate of 6.66125%, Class A-2 Notes totaling $70,193 have a stated interest rate of 6.60%, Class A-3 Notes totaling $290,800 have a variable interest rate and Class A-4 Notes totaling $79,906 have a variable interest rate. Class A-3 Notes pay an interest rate of one-month LIBOR plus 0.23% (which has been fixed at 6.475% through an interest rate swap). Class A-4 Notes pay an interest rate of one-month LIBOR plus 0.27% (which has been fixed at 6.475% through an interest rate swap). The 2000-2 Notes are collateralized by a pool of office equipment leases or contracts and related assets (the "2000-2 Asset Pool") and the payments on the 2000-2 Notes are made from payments received on the equipment leases. The Company received $633,000 in net proceeds from the sale of the 2000-2 Notes and IOSC used $582,795 of that amount to repay asset securitization conduit financing.

Interest income earned on the Asset Pool is expected to offset interest expense on the Notes, amortization of debt issuance costs, discounts on the Notes and the fees charged by IOSC for servicing the Asset Pool and providing administrative services to the Company. For the second quarter of fiscal 2001, income generated from the Asset Pool was $53,587, other income earned was $1,618, interest expense was $29,853 and administrative expenses were $3,097. Collections on the lease receivables were $238,542 and the Company repaid $176,593 of principal on the Notes for the second quarter of fiscal 2001. For the second quarter of fiscal 2000, income generated from the Asset Pool was $35,104, other income earned was $963, while interest expense was $18,793 and administrative expenses were $2,133. Collections on the lease receivables were $160,254 and the Company repaid $131,220 of principal on the Notes during the second quarter of fiscal 2000. The Company's portfolio of leases had an average yield of 10.6% at March 31, 2001, while the Company's weighted average interest rate of its total debt cost was 7.2% during the second quarter of fiscal 2001.

During the first six months of fiscal 2001, income generated from the Asset Pool was $98,598, other income earned was $3,179, interest expense was $54,505 and administrative expenses were $5,494. Collections on the lease receivables were $433,312 and the Company repaid $329,307 of principal on the Notes for the first six months of fiscal 2001. During the first six months of fiscal 2000, income generated from the Asset Pool was $73,844, other income earned was $1,864, while interest expense was $38,664 and administrative expenses were $4,216. Collections on lease receivables were $339,286 and the Company repaid $269,861 of principal on the Notes during the first six months of fiscal 2000. The Company's portfolio of leases had an average yield of 10.6% at March 31, 2001, while the Company's weighted average interest rate of its total debt cost was 7.1% during the first six months of fiscal 2001.

                           FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference information, which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and IOSC's and/or IKON's future financial condition and results. These risks and uncertainties, which apply to the Company, IOSC and IKON, include, but are not limited to: factors which may affect the Company's ability to recoup the full amount due on the 1999-1, 1999-2, 2000-1, and 2000-2 Leases (such as lessee defaults or factors impeding recovery efforts); and risks and uncertainties affecting the business of IOSC and/or IKON as set forth in IOSC's and IKON's periodic reports filed with the Securities and Exchange Commission, including, but not limited to: conducting operations in a competitive environment and in a changing industry (which includes technical services and products that are relatively new to the industry, IKON, and to the Company); delays, difficulties, management transitions and employment issues associated with the consolidation of, and/or changes in business operations; managing the integration of existing and acquired companies; existing and future vendor relationships; risks relating to currency exchange; economic, legal and political issues associated with international operations, the Company's ability to access capital and meet its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's fiscal 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                            IKON RECEIVABLES, LLC

                                            By: IKON RECEIVABLES FUNDING, INC.
                                                As Manager


   Date  May 14, 2001                          /s/ J. F. Quinn
      -----------------------------            ---------------------
                                                 J. F. Quinn
                                                 Treasurer