Form 10-Q
period 2001-06-30
IKON RECEIVABLES LLC
filed 2001-08-13
CIK 1077175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number            333-71073
-------------------------------------------------------------------------------

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

Yes   X   No

                      Applicable only to corporate issuers:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of August 10, 2001:

Common Stock                                                             None.
Registered Debt Outstanding as of August 10, 2001               $1,931,702,662

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing with the reduced disclosure format contemplated thereby.

                                      INDEX

                              IKON RECEIVABLES, LLC


PART I - FINANCIAL INFORMATION

  Item 1. Condensed Financial Statements

         Balance Sheets - June 30, 2001 (unaudited) and September 30, 2000

         Statements of Income - Three and nine months ended June 30, 2001 and 2000 (unaudited)

         Statements of Cash Flows - Nine months ended June 30, 2001 and 2000 (unaudited)

         Notes to Condensed Financial Statements (unaudited)


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Item 1: Condensed Financial Statements


                                           IKON RECEIVABLES, LLC
                                               BALANCE SHEETS
                                               (in thousands)


                                                            June 30,                   September 30,
                                                              2001                          2000
                                                          (unaudited)
                                                    -------------------------      -----------------------
Assets

Investments in leases:
      Financing lease receivables                                 $2,757,660                   $1,735,784
      Less: Unearned income                                         (437,364)                    (251,349)
                                                    -------------------------      -----------------------
                                                                   2,320,296                    1,484,435

Cash                                                                       1                            1
Restricted cash                                                      143,963                       91,914
Accounts receivable                                                   68,752                       53,624
Prepaid expenses and other assets                                      6,827                        5,059
                                                    -------------------------      -----------------------
Total assets                                                      $2,539,839                   $1,635,033
                                                    =========================      =======================

Liabilities and Member's Equity

Liabilities:
      Accrued expenses                                               $21,590                       $4,227
      Lease-backed notes                                           2,002,087                    1,267,641
                                                    -------------------------      -----------------------
Total liabilities                                                  2,023,677                    1,271,868
                                                    -------------------------      -----------------------

Member's Equity:
      Contributed capital                                            383,329                      279,478
      Retained earnings                                              149,233                       83,687
      Accumulated other comprehensive loss                           (16,400)                           -
                                                    -------------------------      -----------------------
Total member's equity                                                516,162                      363,165
                                                    -------------------------      -----------------------
Total liabilities and member's equity                             $2,539,839                   $1,635,033
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

                                                     IKON RECEIVABLES, LLC
                                                     STATEMENTS OF INCOME
                                                        (in thousands)
                                                          (unaudited)



                                                      Three Months Ended                           Nine Months Ended
                                                           June 30,                                    June 30,
                                     ----------------------------------------------------------------------------------------
                                             2001                   2000                       2001               2000
                                     ----------------------   ------------------         -----------------  -----------------

Revenues:
     Finance income                                $52,590              $36,581                  $151,188           $110,425
     Other income                                    1,208                1,067                     4,387              2,931
                                     ----------------------   ------------------         -----------------  -----------------
             Total revenues                         53,798               37,648                   155,575            113,356
                                     ----------------------   ------------------         -----------------  -----------------

Expenses:
     Interest                                       27,192               19,534                    81,697             58,198
     General and administrative                      2,839                2,019                     8,333              6,235
                                     ----------------------   ------------------         -----------------  -----------------
             Total expenses                         30,031               21,553                    90,030             64,433
                                     ----------------------   ------------------         -----------------  -----------------

Net income                                         $23,767              $16,095                   $65,545            $48,923
                                     ======================   ==================         =================  =================



See notes to condensed financial statements.

                                                IKON RECEIVABLES, LLC
                                              STATEMENTS OF CASH FLOWS
                                                   (in thousands)
                                                     (unaudited)


                                                                                       Nine Months Ended
                                                                                           June 30,
                                                                            ---------------------------------------
Cash flows from operating activities                                                2001                  2000
                                                                            ---------------------------------------
Net income                                                                           $65,545               $48,923
Adjustments to reconcile net income to net
      cash provided by operating activities:
           Amortization                                                                2,396                 2,026
           Changes in operating assets and liabilities:
                Accounts receivable                                                  (15,128)              (24,423)
                Prepaid expenses and other assets                                     (1,293)               (1,188)
                Accrued expenses                                                         963                 2,998
                                                                            ---------------------------------------
Net cash provided by operating activities                                             52,483                28,336
                                                                            ---------------------------------------

Cash flows from investing activities
Investment in leases:
Collections on finance lease receivables , net of finance income earned              664,796               512,509
                                                                            ---------------------------------------
Net cash provided by investing activities                                            664,796               512,509
                                                                            ---------------------------------------

Cash flows from financing activities
Proceeds from issuance of lease-backed notes                                       1,226,761             1,194,849
Payments on lease-backed notes                                                      (495,185)             (406,439)
Deposit to restricted cash                                                           (52,049)              (59,554)
Capital Distribution to Sole Member                                               (1,396,806)           (1,296,394)
                                                                            ---------------------------------------
Net cash used in financing activities                                               (717,279)             (567,538)
                                                                            ---------------------------------------

Net decrease in Cash                                                                       -               (26,693)
Cash at beginning of period                                                                1                26,694
                                                                            ---------------------------------------
Cash at end of period                                                                     $1                    $1
                                                                            =======================================

Supplemental noncash financing activities:
Noncash capital contributions                                                     $1,500,658            $1,484,398
                                                                            =======================================




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

As of June 30, 2001, all of the derivatives designated as hedges by the Company are interest rate swaps which qualify for evaluation using the "shortcut method" for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if the Company had issued fixed rate notes. During the nine months ended June 30, 2001, unrealized net losses totaling $16,400 after taxes were recorded in OCI, including $3,471 cumulative effect as of October 1, 2000.

Note 3:   Capital Contributions

In connection with the lease-backed notes issued December 7, 2000 (the "2000-2 Notes"), $714,698 of leases were contributed by IKON Receivables-1, LLC as collateral for the borrowing of $634,431. In connection with the lease-backed notes issued June 28, 2001 (the "2001-1 Notes"), $635,246 of leases were contributed by IKON Receivables-1, LLC as collateral for the borrowing of $595,200. During the first nine months of fiscal 2001, an additional $112,239, $101,654, $52,779, $50,803, and $1,579 of leases were added to the 1999-1,
1999-2, 2000-1, 2000-2 and 2001-1 Asset Pools (as defined below) as substitution for $58,295, $52,711, $27,451, $29,164, and $719 that were cancelled or defaulted during the first nine months of fiscal 2001 resulting in a net non-cash capital contribution of $1,500,658.

Note 4:   Lease-backed Notes

In addition to the $1,267,641 of lease-backed notes (the "Notes") outstanding at September 30, 2000, on December 7, 2000, the Company issued $634,431 of 2000-2 Notes under its $2,000,000 shelf registration statement filed with the Securities and Exchange Commission. The 2000-2 Notes are comprised of Class A-1 Notes totaling $193,532 and have a stated interest rate of 6.66125%, Class A-2 Notes totaling $70,193 have a stated interest rate of 6.60%, Class A-3 Notes totaling $290,800 have a variable interest rate and Class A-4 Notes totaling $79,906 have a variable interest rate. Class A-3 Notes pay an interest rate of one-month LIBOR plus 0.23% (which has been fixed at 6.475% through an interest rate swap). Class A-4 Notes pay an interest rate of one-month LIBOR plus 0.27% (which has been fixed at 6.475% through an interest rate swap). The 2000-2 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2000-2 Notes are made from payments received on the equipment leases. The Company received $633,000 in net proceeds from the issuance of the 2000-2 Notes.

Additionally, on June 28, 2001, the Company issued $595,200 of lease-backed notes (the "2001-1 Notes") under its $2,000,000 shelf registration statement filed with the Securities and Exchange Commission. The 2001-1 Notes are comprised of Class A-1 Notes totaling $168,000 and have a stated interest rate of 3.73375%, Class A-2 Notes totaling $41,000 have a stated interest rate of 4.16%, Class A-3 Notes totaling $260,000 have a variable interest rate, and Class A-4 Notes totaling $126,200 have a variable interest rate. Class A-3 Notes pay an interest rate of one-month LIBOR plus 0.23% (which has been fixed at 4.825% through an interest rate swap). Class A-4 Notes pay an interest rate of one-month LIBOR plus 0.26% (which has been fixed at 5.435% through an interest rate swap). The 2001-1 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2001-1 Notes are made from payments received on the equipment leases. The Company received $593,761 in net proceeds from the issuance of the 2001-1 Notes.

The average interest rate on all the lease-backed notes outstanding at June 30, 2001 was 6.8%. Interest paid amounted to $80,695 for the first nine months of fiscal 2001 and $55,205 for the first nine months of fiscal 2000.

Note 5:   Comprehensive Income

Total comprehensive income is as follows:

                                                               Three Months Ended                       Nine Months Ended
                                                                    June 30,                                June 30,
                                                            2001                2000               2001                 2000
                                                       ----------------    ---------------    ----------------    -----------------
Net income                                                     $23,767            $16,095             $65,545              $48,923
Cumulative effect of change in accounting
     principle for derivatives and hedging
     activities (SFAS 133), net of tax                                                                 (3,471)
Net gain (loss) on derivative instruments, net of
     tax                                                         1,564                                (12,929)
                                                       ----------------    ---------------    ----------------    -----------------
Total comprehensive income                                     $25,331            $16,095             $49,145              $48,923
                                                       ================    ===============    ================    =================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations. All amounts are in thousands unless otherwise noted.

IKON Receivables, LLC (the "Company") is a special purpose Delaware limited liability company, all of the membership interests in the Company are held by IKON Receivables-1, LLC, also a special purpose Delaware limited liability company. All of the membership interests in IKON Receivables-1, LLC are owned by IOS Capital, Inc. ("IOSC"), a wholly owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded office technology company with fiscal 2000 revenues of approximately $5.4 billion. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc.

In addition to the $1,267,641 of lease-backed notes (the "Notes") outstanding at September 30, 2000, on December 7, 2000, the Company issued $634,431 of lease-backed notes (the "2000-2 Notes") under its $2,000,000 shelf registration statement filed with the Securities and Exchange Commission. The 2000-2 Notes are comprised of Class A-1 Notes totaling $193,532 and have a stated interest rate of 6.66125%, Class A-2 Notes totaling $70,193 have a stated interest rate of 6.60%, Class A-3 Notes totaling $290,800 have a variable interest rate and Class A-4 Notes totaling $79,906 have a variable interest rate. Class A-3 Notes pay an interest rate of one-month LIBOR plus 0.23% (which has been fixed at 6.475% through an interest rate swap). Class A-4 Notes pay an interest rate of one-month LIBOR plus 0.27% (which has been fixed at 6.475% through an interest rate swap). The 2000-2 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2000-2 Notes are made from payments received on the equipment leases. The Company received $633,000 in net proceeds from the issuance of the 2000-2 Notes.

Additionally, on June 28, 2001, the Company issued $595,200 of lease-backed notes (the "2001-1 Notes") under its $2,000,000 shelf registration statement filed with the Securities and Exchange Commission. The 2001-1 Notes are comprised of Class A-1 Notes totaling $168,000 and have a stated interest rate of 3.73375%, Class A-2 Notes totaling $41,000 have a stated interest rate of 4.16%, Class A-3 Notes totaling $260,000 have a variable interest rate, and Class A-4 Notes totaling $126,200 have a variable interest rate. Class A-3 Notes pay an interest rate of one-month LIBOR plus 0.23% (which has been fixed at 4.825% through an interest rate swap). Class A-4 Notes pay an interest rate of one-month LIBOR plus 0.26% (which has been fixed at 5.435% through an interest rate swap). The 2001-1 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2001-1 Notes are made from payments received on the equipment leases. The Company received $593,761 in net proceeds from the issuance of the 2001-1 Notes.

Interest income earned on the Asset Pool is expected to offset interest expense on the Notes, amortization of debt issuance costs and discounts on the Notes and the fees charged by IOSC for servicing the Asset Pool and providing administrative services to the Company. For the third quarter of fiscal 2001, income generated from the Asset Pool was $52,590, other income earned was $1,208, interest expense was $27,192 and administrative expenses were $2,839. Collections on the lease receivables were $231,484 and the Company repaid $165,878 of principal on the Notes for the third quarter of fiscal 2001. For the third quarter of fiscal 2000, income generated from the Asset Pool was $36,581, other income earned was $1,067, while interest expense was $19,534 and administrative expenses were $2,019. Collections on the lease receivables were $173,223 and the Company repaid $136,578 of principal on the Notes during the third quarter of fiscal 2000. The Company's portfolio of leases had an average yield of 10.7% at June 30, 2001, while the Company's weighted average interest rate of its total debt cost was 7.2% during the third quarter of fiscal 2001.

During the first nine months of fiscal 2001, income generated from the Asset Pool was $151,188, other income earned was $4,387, interest expense was $81,697 and administrative expenses were $8,333. Collections on the lease receivables were $664,796 and the Company repaid $495,185 of principal on the Notes for the first nine months of fiscal 2001. During the first nine months of fiscal 2000, income generated from the Asset Pool was $110,425, other income earned was $2,931, interest expense was $58,198 and administrative expenses were $6,235. Collections on lease receivables were $512,509 and the Company repaid $406,439 of principal on the Notes during the first nine months of fiscal 2000. The Company's portfolio of leases had an average yield of 10.7% at June 30, 2001, while the Company's weighted average interest rate of its total debt cost was 7.1% during the first nine months of fiscal 2001.


                           FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference information, which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and IOSC's and/or IKON's future financial condition and results. These risks and uncertainties, which apply to the Company, IOSC and IKON, include, but are not limited to: factors which may affect the Company's ability to recoup the full amount due on the 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Leases (such as lessee defaults or factors impeding recovery efforts); and risks and uncertainties affecting the business of IOSC and/or IKON as set forth in IOSC's and IKON's periodic reports filed with the Securities and Exchange Commission, including, but not limited to: conducting operations in a competitive environment and in a changing industry (which includes technical services and products that are relatively new to the industry, IKON, and to the Company); delays, difficulties, management transitions and employment issues associated with the consolidation of, and/or changes in business operations; managing the integration of existing and acquired companies; existing and future vendor relationships; risks relating to currency exchange; economic, legal and political issues associated with international operations, the Company's ability to access capital and meet its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's fiscal 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

         On June 20, 2001, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, regarding the consolidated financial statements of Ambac Assurance Corporation in connection with the Company's issuance of the 2001-1 Notes.




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                   IKON RECEIVABLES, LLC

                                   By: IKON RECEIVABLES FUNDING, INC.
                                   As Manager


   Date  August 13, 2001           /s/ J. F. Quinn
        -------------------        ---------------------
                                   J. F. Quinn
                                   Treasurer