Form 10-K
period 2001-09-30
IKON RECEIVABLES LLC
filed 2001-12-24
CIK 1077175

As filed with the Securities and Exchange Commission on December 21, 2001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ________________

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

FORM 10-K Commission file number 333-71073 ________________ IKON Receivables, LLC (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	23-2990188 (I.R.S. Employer Identification No.)

1738 Bass Road, P.O. Box 9115, Macon, Georgia (Address of principal executive offices)	31208 (Zip Code)

(478) 471-2300
(Registrant's telephone number, including area code)
________________
Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Registered debt outstanding as of December 21, 2001 was $1,605,266,339.

DOCUMENTS INCORPORATED BY REFERENCE: None

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

*All amounts contained in the annual report on Form 10-K are in thousands unless otherwise noted.

PART I

ITEM 1.     BUSINESS

        IKON Receivables, LLC (the "Company" or the "Registrant") is an indirect wholly-owned bankruptcy-remote subsidiary of IOS Capital, Inc. ("IOSC") which is a wholly-owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded office technology company with fiscal 2001 revenues of $5.3 billion. The Registrant was formed solely for the purpose of acquiring from IKON or any of its subsidiaries, from time to time, certain leases and any security interests in the equipment underlying the leases (the "Equipment"), and pledging the leases through the issuance of debt securities. As a bankruptcy-remote entity, the Registrant's operations are restricted so that (a) it does not engage in business with, or incur liabilities to, any other entity (other than the trustee on behalf of the holders of the debt securities) which may bring bankruptcy proceedings against the Registrant and (b) the risk that it will be consolidated into the bankruptcy proceedings of any other entity is diminished. The Company is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-1, LLC ("Sole Member"), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOSC. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc. (the "Manager").

ITEM 2.     PROPERTIES

        The Registrant does not utilize any facilities. Actions related to servicing and maintaining the Registrant's assets are performed by IOSC.

ITEM 3.     LEGAL PROCEEDINGS

        None

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

        The Company has issued Series 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Lease-Backed Notes (collectively, the "Notes") as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Interest Rate	Stated Maturity Date

1999-1	Class A-1	05/25/99	$ 304,474	5.11%	June, 2000
	Class A-2	05/25/99	61,579	5.60%	May, 2005
	Class A-3	05/25/99	304,127	5.99%	May, 2005
	Class A-4	05/25/99	81,462	6.23%	May, 2005

		Sub-Total	751,642

1999-2	Class A-1	10/07/99	235,326	6.14125%	October, 2000
	Class A-2	10/07/99	51,100	6.31%	May, 2001
	Class A-3a	10/07/99	100,000	6.59%	August, 2003
	Class A-3b	10/07/99	240,891	LIBOR + 0.36%	August, 2003
	Class A-4	10/07/99	72,278	6.88%	November, 2005

		Sub-Total	699,595

2000-1	Class A-1	06/02/00	130,000	6.99625%	June, 2001
	Class A-2	06/02/00	54,000	7.51000%	March, 2002
	Class A-3	06/02/00	230,000	LIBOR + 0.19%	March, 2004
	Class A-4	06/02/00	84,510	LIBOR + 0.23%	September, 2006

		Sub-Total	498,510

2000-2	Class A-1	12/07/00	193,532	6.66125%	December, 2001
	Class A-2	12/07/00	70,193	6.60%	September, 2002
	Class A-3	12/07/00	290,800	LIBOR + 0.23%	October, 2004
	Class A-4	12/07/00	79,906	LIBOR + 0.27%	July, 2007

		Sub-Total	634,431

2001-1	Class A-1	06/28/01	168,000	3.73375%	July, 2002
	Class A-2	06/28/01	41,000	4.16%	March, 2004
	Class A-3	06/28/01	260,000	LIBOR + 0.23%	January, 2006
	Class A-4	06/28/01	126,200	LIBOR + 0.27%	October, 2008

		Sub-Total	595,200

		Total Issued	$3,179,378

        The Notes were issued pursuant to an Indenture between the Company, IOSC and various Indenture Trustees. The Notes are collateralized by a pool of office equipment leases or contracts and related assets (the "Leases") acquired or originated by IOSC (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) and all related casualty payments, retainable deposits, and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancellable insurance policies from Ambac Assurance Corporation with respect to the Notes. On each payment date, funds available from the collection of lease receivables will be paid to the noteholders in the order of their priority class.

        The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 1999-2 Class A-3b, 2000-1 Class A-3, 2000-1 Class A-4, 2000-2 Class A-3, 2000-2 Class A-4, 2001- 1 Class A-3 and 2001-1 Class A-4 Notes have been fixed at 6.63%, 7.802%, 7.82%, 6.475%, 6.475%, 4.825% and 5.435%, respectively, through interest rate swaps.

        IOSC services the Leases pursuant to Assignment and Servicing Agreements by and among IOSC, as originator and servicer, the Sole Member, as seller, and the Company, as issuer. IOSC may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files, and receives a monthly service fee from the Company for servicing the Leases.

        Restricted cash on the consolidated balance sheets primarily represents cash that has been collected on the Leases which must be used to repay the 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Notes, respectively.

        As of September 30, 2001, the Company has approximately $271,859 available under the $2,000,000 shelf registration statement.

        Future maturities of the Notes, based on contractual maturities of the Leases for each of the succeeding fiscal years are as follows:

	1999-1 Series Notes	1999-2 Series Notes	2000-1 Series Notes	2000-2 Series Notes	2001-1 Series Notes	Total

2002	$ 162,195	$ 143,174	$ 131,100	$ 177,872	$ 174,866	$ 789,207
2003	52,136	113,912	94,636	142,492	153,400	556,576
2004		20,961	72,679	89,900	117,578	301,118
2005			5,916	42,350	87,078	135,344
2006					15,144	15,144

	$ 214,331	$ 278,047	$ 304,331	$ 452,614	$ 548,066	$1,797,389

        During fiscal 2001, income generated from the Leases was $213,947, other income earned was $5,494, while interest expense was $113,383 and administrative expenses were $11,806. Principal collections on lease receivables during fiscal 2001 were $1,484,435 and the Company repaid $699,883 of principal on the Notes. During fiscal 2000, income generated from the Leases was $153,097, other income earned was $4,241, while interest expense was $82,431 and administrative expenses were $8,794. Principal collections on lease receivables during fiscal 2000, were $721,855 and the Company repaid $553,412 of principal on the Notes. The Company's portfolio of Leases has an average yield of 10.6% at September 30, 2001, while the Company's weighted average interest rate of its total debt cost during fiscal 2001 is 6.4%.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company incurs debt to fund the origination of leases for IKON. The interest rates charged on the debt are determined based on current market conditions and include variable measures of interest rates such as LIBOR. The Company monitors interest rates on debt in order to mitigate exposure to unfavorable variations as compared to the interest rate earned on the pledged finance lease receivables. The objective in managing this risk is to achieve fixed-rate financing at the same time the Company establishes the rate to be received by the Company on the leases. As a result, from time to time interest rate swaps are utilized to effectively fix the rate on variable rate debt, as opposed to a direct issuance of fixed rate debt. The risk associated with the use of interest rate swaps is the possible inability of the counterparties to meet the terms of their contracts. The Company does not enter into interest rate swap agreements for trading purposes.

        The following table presents, as of September 30, 2001, information regarding the interest rate swap agreements to which we are a party: (i) the notional amount, (ii) the fixed interest rate payable by the Company, (iii) the variable interest rate payable to the Company by the counterparty under the agreement, (iv) the fair value of the instrument, and (v) the maturity date of the agreement.

Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date

$370,706	6.4750%	LIBOR	$(19,060)	07/15/07
$260,000	4.8250%	LIBOR + 23 bp	$(6,004)	01/15/06
$219,939	7.8020%	LIBOR + 19 bp	$(9,357)	03/15/04
$145,407	6.2700%	LIBOR	$(3,382)	08/15/03
$126,200	5.4350%	LIBOR + 26 bp	$(4,715)	10/15/08
$84,510	7.8200%	LIBOR + 23 bp	$(8,104)	09/15/06

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of IKON Receivables, LLC are submitted herewith on Pages F-1 through F-10 of this report.

Quarterly Data

        The following table shows comparative summarized results for fiscal 2001 and 2000.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2001
Lease finance income	$ 45,011	$ 53,587	$ 52,590	$ 62,759	$ 213,947
Interest expense	24,652	29,853	27,192	31,686	113,383
Net income	19,523	22,255	23,767	28,707	94,252

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2000
Lease finance income	$ 38,740	$ 35,104	$ 36,581	$ 42,672	$ 153,097
Interest expense	19,871	18,793	19,534	24,233	82,431
Net income	17,687	15,141	16,095	17,190	66,113

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE

        (No response to this item is required.)

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements

Page
	Reports of Independent Accountants	F-1
	Balance Sheets at September 30, 2001 and 2000	F-3
Statements of Income for Fiscal Years Ended September 30, 2001 and 2000 and from
	April 6, 1999 (Inception) - September 30, 1999	F-4
Statements of Changes in Member's Equity for Fiscal Years Ended September 30, 2001,
	2000 and 1999	F-5
Statements of Cash Flows for Fiscal Years Ended September 30, 2001 and 2000 and
	from April 6, 1999 (Inception) - September 30, 1999	F-6
	Notes to Financial Statements	F-7

Financial Statements and Schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because they are inapplicable.

(b)	Exhibits

3.1	Certificate of Formation of IKON Receivebles, LLC., filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-71073) is incorporated herein by reference.

3.2	Third Amended and Restated Limited Liability Company Agreement of IKON Receivables, LLC, filed as Exhibit 3.3 to the Company's Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

4.1	Indenture, dated as of April 1, 1999 among the Company, Harris Trust Savings Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to the Company's Form 8-K dated May 25, 1999 is incorporated herein by reference.

4.2	Indenture, dated as of October 1, 1999 among the Company, Harris Trust Savings Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to the Company's Form 8-K dated October 21, 1999 is incorporated herein by reference.

4.3

Indenture, dated as of June 1, 2000 among the Issuer, Bank One, NA, as Trustee, and IOS Capital Inc., as Servicer, filed as Exhibit 4.1 to the Company's Form 8-K dated June 16, 2001 is incorporated herein by reference.

4.4

Indenture, dated as of December 1, 2000 among the Issuer, The Chase Manhattan Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

4.5	Indenture, dated as of June 1, 2001, among the Issuer, SunTrust Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.1

Assignment and Servicing Agreement, dated as of April 1, 1999, among the Company, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company's Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.2

Assignment and Servicing Agreement, dated as of October 1, 1999, among the Company, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company's Form 8-K dated October 21,1999 is incorporated herein by reference.

10.3	Assignment and Servicing Agreement, dated as of June 1, 2000, among the Issuer, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.4	Assignment and Servicing Agreement, dated as of December 1, 2000, among the Issuer, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.5

Assignment and Servicing Agreement, dated as of June 1, 2001, among the Issuer, IKON Receivables-1, LLC, and IOS, Capital, Inc. as Originator and Servicer, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.6

Indemnification Agreement, dated as of October 7, 1999, among Lehman Brothers, Chase Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company's Form 8-K dated October 21,1999 is incorporated herein by reference.

10.7	Indemnification Agreement, dated as of May 25, 1999, among Lehman Brothers, Chase Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company's Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.8	Indemnification Agreement, dated June 2, 2000, among Chase Securities Inc., Banc of America Securities LLC, Deutsche Banc Alex. Brown, Lehman Brothers Inc., and PNC Capital Markets, Inc., as Underwriters (the "Underwriters"), and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.9

Indemnification Agreement, dated December 7, 2000, among Chase Securities, Inc., Banc of America Securities LLC, Deutsche Banc Alex. Brown, Lehman Brothers, Inc. and PNC Capital Markets, Inc., as Underwriters (the "Underwriters"), and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.10	Indemnification Agreement, dated June 28, 2001, among Deutsche Banc Alex. Brown Inc., Banc of America Securities LLC, J. P. Morgan Securities Inc., Lehman Brothers Inc. and PNC Capital Markets, Inc., as Underwriters (the "Underwriters"), and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.11	Insurance and Indemnity Agreement, dated as of May 25, 1999, among IOS Capital, Inc., as Originator and Servicer, the Company, IKON Receivables-1, LLC, Harris Trust and Savings Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company's Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.12	Insurance and Indemnity Agreement, dated as of October 7, 1999, among IOS Capital, Inc., as Originator and Servicer, the Company, IKON Receivables-1, LLC, Harris Trust and Savings Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company's Form 8-K dated October 21,1999 is incorporated herein by reference.

10.13	Insurance and Indemnity Agreement, dated June 2, 2000, among IOS Capital, Inc., as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, Bank One, N.A. and Ambac Assurance Corporation, as Insurer., filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.14

Insurance and Indemnity Agreement, dated December 7, 2000, among IOS Capital, Inc., as Originator and Servicer, the Issuer, IKON Receivables-1, LLC, The Chase Manhattan Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.15	Insurance and Indemnity Agreement, dated June 28, 2001, among IOS Capital, Inc., as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, SunTrust Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.16	Schedule to ISDA Master Agreement (the "Schedule"), between The Chase Manhattan Bank and the Issuer, Credit Support Annex to the Schedule, between the Chase Manhattan Bank and the Issuer, Confirmation to the ISDA Master Agreement for the Class A-3 Notes, between the Chase Manhattan Bank and the Issuer, and Confirmation to the ISDA Master Agreement for the Class A-4 Notes, between the Chase Manhattan Bank and the Issuer, each dated as of June 2, 2000, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.17	Schedule to ISDA Master Agreement (the "Schedule"), between Lehman Brothers Financial Products, Inc. and the Issuer, Credit Support Annex to the Schedule, between Lehman Brothers Financial Products, Inc. and the Issuer, Confirmation to the ISDA Master Agreement for the Class 3b Notes, between Lehman Brothers Financial Products, Inc. and the Issuer, each dated as of October 7, 1999, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.18	Schedule to ISDA Master Agreement, between Lehman Brothers Special Financing Inc. and the Issuer and Confirmation to the ISDA Master Agreement, between Lehman Brothers Special Financing, Inc. and the Issuer, each dated as of December 7, 2000, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.19	Schedule to ISDA Master Agreement, between Deutsche Bank AG, New York Branch and the Issuer and Confirmations to the ISDA Master Agreement, between Deutsche Bank AG, New York Branch and the Issuer, each dated as of June 28, 2001, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.20	Receivables Transfer Agreement dated as of December 1, 1998 among IKON Funding-1, LLC, IOS Capital, Inc., Market Street Funding Corporation and PNC Bank, National Association, filed as Exhibit 10.9 to IKON's 1998 Form 10-K is incorporated herein by reference.

10.21	Transfer Agreement dated as of December 1, 1998 between IKON Funding-1, LLC and IOS Capital, Inc. filed as Exhibit 10.10 to IKON's 1998 Form 10-K is incorporated herein by reference.

10.22	Receivables Transfer Agreement dated as of March 28, 2001 among IOS Capital, Inc., IKON Funding-3, LLC and Twin Towers, Inc. The Deutsche Bank AG, New York Branch, as agent and the several financial institutions party thereto from time to time, filed as Exhibit 10.54 to IOS Capital's 2001 Form 10-K is incorporated herein by reference.

10.23	Transfer Agreement dated as of March 28, 2001 between IKON Funding-3, LLC and IOS Capital, Inc. filed as Exhibit 10.56 to IOS Capital's 2001 Form 10-K is incorporated herein by reference.

10.24

Receivables Transfer Agreement entered September 19, 2000, among IKON Funding-2, LLC, IOS Capital, Inc., Park Avenue Receivables Corporation, the Chase Manhattan Bank and the several financial institutions a party thereto from time to time, filed as Exhibit 10.12 to the IOS Capital 2000 Form 10-K is incorporated herein by reference.

10.25	Transfer Agreement dated as of September 19, 2001 among IKON Funding-2, LLC and IOS Capital, Inc., filed as Exhibit 10.13 to the IOS Capital 2000 Form 10-K is incorporated herein by reference.

12	Ratio of Fixed Charges.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

(c)	Reports on Form 8-K

         On September 21, 2001, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, that Chase Manhattan Bank has been appointed Successor Trustee pursuant to Section 8.09 of the Indenture to the Preliminary Prospectus in connection with the offering of the Company's Lease-Backed Notes Series 2000-1.

Forward-Looking Information

           This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's and/or IKON's future financial condition and results. These risks and uncertainties include, but are not limited to, factors which may affect the Company's ability to recoup the full amount due on the 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Leases (such as lessee defaults or factors impeding recovery efforts), the continuation of the substitution of terminated or defaulted leases which is currently done at IOSC's option, and risks and uncertainties affecting the business of IOSC and/or IKON as set forth in IOSC's and IKON's periodic reports filed with the Securities & Exchange Commission, including, but not limited to, risks and uncertainties relating to conducting operations in a competitive environment; delays, difficulties, management transitions and employment issues associated with consolidation of, and/or changes in business operations; managing the integration of existing and acquired companies; risks and uncertainties associated with existing or future vendor relationships; and general economic conditions. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of IKON Office Solutions, Inc.:

In our opinion, the accompanying balance sheets as of September 30, 2001 and 2000 and the related statements of income, changes in member's equity and cash flows, present fairly, in all material respects, the financial position of IKON Receivables, LLC at September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in notes 2 and 7 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, in fiscal 2001.

/s/  PricewaterhouseCoopers LLP
Philadelphia, PA
October 26, 2001

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
IKON Office Solutions, Inc.

            We have audited the accompanying statements of income, changes in member's equity, and cash flows of IKON Receivables, LLC for the period April 6, 1999 to September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

            We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of IKON Receivables, LLC for the period April 6, 1999 to September 30, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Ernst & Young LLP Philadelphia, Pennsylvania October 25, 1999

IKON RECEIVABLES, LLC

BALANCE SHEETS

	September 30,
Assets	2001	2000

Investments in leases:
Finance lease receivables	$2,493,399	$1,735,784
Less: Unearned income	(384,020)	(251,349)

	2,109,379	1,484,435

Cash	1	1
Restricted cash	126,861	91,914
Accounts receivable	67,144	53,624
Prepaid expenses and other assets	5,894	5,059

Total assets	$2,309,279	$1,635,033

Liabilities and Member's Equity
Liabilities:
Accrued expenses	$35,849	$4,227
Lease-backed notes	1,797,389	1,267,641

Total liabilities	1,833,238	1,271,868

Commitments and contingencies

Member's equity:
Contributed capital	328,476	279,478
Retained earnings	177,939	83,687
Accumulated other comprehensive loss	(30,374)

Total member's equity	476,041	363,165

Total liabilities and member's equity	$2,309,279	$1,635,033

See accompanying notes to financial statements.

IKON RECEIVABLES, LLC

STATEMENTS OF INCOME

	Fiscal Year Ended September 30,		April 6, 1999 (Inception) - September 30,
	2001	2000	1999

Revenues:
Lease finance income	$213,947	$153,097	$33,348
Other income	5,494	4,241	501

	219,441	157,338	33,849

Expenses:
Interest expense	113,383	82,431	14,702
General and administrative expenses	11,806	8,794	1,573

	125,189	91,225	16,275

Net income	$94,252	$66,113	$17,574

See accompanying notes to financial statements.

IKON RECEIVABLES, LLC

STATEMENTS OF CHANGES IN MEMBER'S EQUITY

	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Member's Equity	Total Comprehensive Income

Balance at April 6, 1999 (Inception)	$1			$1
Net income		$17,574		17,574	$17,574
Capital contributions	823,591			823,591
Capital distributions	(674,468)			(674,468)

Total comprehensive income					17,574

Balance at September 30, 1999	149,124	17,574		166,698

Net income		66,113		66,113	66,113
Capital contributions	1,498,169			1,498,169
Capital distributions	(1,367,815)			(1,367,815)

Total comprehensive income					66,113

Balance at September 30, 2000	279,478	83,687		363,165

Net income		94,252		94,252	94,252
Capital contributions	2,109,129			2,109,129
Capital distributions	(2,060,131)			(2,060,131)
Cumulative effect of change in accounting principle for derivative and hedging activities (SFAS 133), net of taxes of $2,314			$(3,471)	(3,471)	(3,471)
Net loss on derivative financial instruments, net of taxes of $17,934			(26,903)	(26,903)	(26,903)

Total comprehensive income					$63,878

Balance at September 30, 2001	$328,476	$177,939	$(30,374)	$476,041

See accompanying notes to financial statements.

IKON RECEIVABLES, LLC

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,		April 6, 1999 (Inception) – September 30,
	2001	2000	1999
Cash flows from operating activities
Net income	$94,252	$66,113	$17,574
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	3,477	2,763	726
Changes in operating assets and liabilities:
Accounts receivable	(13,520)	(29,566)	(24,057)
Prepaid expenses and other assets	(1,444)	(1,523)	(1,460)
Accounts payable and accrued expenses	1,000	111	1
Accrued interest		2,221	1,540

Net cash provided by (used in) operating activities	83,765	40,119	(5,676)

Cash flows from investing activities
Investment in leases:
Collections (net of finance income earned)	1,484,435	721,855	115,825

Net cash provided by investing activities	1,484,435	721,855	115,825

Cash flows from financing activities
Proceeds from lease-backed notes	1,226,761	1,194,849	749,331
Payments on lease-backed notes	(699,883)	(553,412)	(128,694)
Deposit to restricted cash	(34,947)	(62,289)	(29,625)
Capital contributed by Sole Member			1
Capital distributed to Sole Member	(2,060,131)	(1,367,815)	(674,468)

Net cash used in financing activities	(1,568,200)	(788,667)	(83,455)

Decrease in cash		(26,693)
Cash at beginning of year	1	26,694	26,694

Cash at end of year	$1	$1	$26,694

Supplemental noncash financing activities: Noncash capital contributions	$2,109,129	$1,498,169	$823,591

See accompanying notes to financial statements.

IKON RECEIVABLES, LLC

NOTES TO FINANCIAL STATEMENTS

1.         Organization

            IKON Receivables, LLC (the "Company") is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-1, LLC ("Sole Member"), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital, Inc. ("IOSC"), a wholly owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded office technology company with fiscal 2001 revenues of $5.3 billion. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc. (the "Manager").

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

            The Company's organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of the Sole Member, IOSC, or IKON, should any of these entities become subject to such a proceeding. The Company is legally separate from each of the foregoing entities and the assets of the Company, including, without limitation, the Lease Receivables, are not available to the creditors of the Sole Member, IOSC, or IKON.

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

            Income Taxes

            As a limited liability company, the Company will be treated as a disregarded entity for tax purposes. The Company, the Sole Member and IOSC will be treated as a single entity for tax purposes. The Company's income and losses are passed through to the Sole Member and, accordingly, no provision for income taxes has been recorded.

            Adoption of SFAS 133

            The Company adopted Statement of Financial Accounting Standards ("SFAS") 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities", on October 1, 2000. SFAS 133 requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income (Loss) ("OCI") depending on the type of hedging instrument and the effectiveness of those hedges. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative loss adjustment to OCI of $3,471, after taxes, to recognize the fair value of its derivatives as of the date of adoption.

            All of the derivatives used by the Company as hedges are highly effective as defined by SFAS 133 because all of the critical terms of the derivatives match those of the hedged item. All of the derivatives used by the Company have been designated as cash flow hedges at the time of adoption of SFAS 133 or at the time they were executed, if later than October 1, 2000. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges are recorded in OCI.

            As of September 30, 2001, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the year ended September 30, 2001, unrealized net losses totaling $30,374, after taxes, were recorded in OCI, including the $3,471 cumulative effect adjustment as of October 1, 2000.

3.         Capital Contributions

            In fiscal 2001, 2000 and 1999 the Sole Member made non-cash capital contributions of $2,109,129, $1,498,169 and $823,591, respectively, of office equipment leases or contracts and related assets (the "Leases") to the Company. The Sole Member made an initial cash capital contribution of $1 to the Company on April 6, 1999.

4.         Servicing Agreement

            The Company has a servicing agreement with IOSC for which IOSC services the Leases and provides administrative services to the Company. The servicing fee is calculated by multiplying 0.75% by the lesser of the discounted present value of performing leases or the outstanding amount of the lease-backed notes (see Note 6). The servicing fee expense was $11,806 for the fiscal year ended September 30, 2001, $8,794 for the fiscal year ended September 30, 2000 and $1,573 for the period April 6, 1999 through September 30, 1999.

5.         Investments in Leases

            At September 30, 2001, contractual maturities of finance lease receivables are as follows:

	Gross Leases	Residual	Net Leases

2002	$799,231	$110,111	$909,342
2003	640,016	88,306	728,322
2004	434,930	60,010	494,940
2005	228,749	31,562	260,311
2006	87,862	12,123	99,985
2007	439	60	499

	$2,191,227	$302,172	$2,493,399
Less unearned interest	(337,477)	(46,543)	(384,020)

	$1,853,750	$255,629	$2,109,379

            Residual values included in the investment in leases are guaranteed by IKON. IKON is responsible for the remarketing of equipment.

6.	Lease-Backed Notes

The Company has issued Series 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Lease-Backed Notes (collectively, the "Notes") as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Interest Rate	Stated Maturity Date

1999-1	Class A-1	05/25/99	$ 304,474	5.11%	June, 2000
	Class A-2	05/25/99	61,579	5.60%	May, 2005
	Class A-3	05/25/99	304,127	5.99%	May, 2005
	Class A-4	05/25/99	81,462	6.23%	May, 2005
		Sub-Total	751,642

1999-2	Class A-1	10/07/99	235,326	6.14125%	October, 2000
	Class A-2	10/07/99	51,100	6.31%	May, 2001
	Class A-3a	10/07/99	100,000	6.59%	August, 2003
	Class A-3b	10/07/99	240,891	LIBOR + 0.36%	August, 2003
	Class A-4	10/07/99	72,278	6.88%	November, 2005
		Sub-Total	699,595

2000-1	Class A-1	06/02/00	130,000	6.99625%	June, 2001
	Class A-2	06/02/00	54,000	7.51000%	March, 2002
	Class A-3	06/02/00	230,000	LIBOR + 0.19%	March, 2004
	Class A-4	06/02/00	84,510	LIBOR + 0.23%	September, 2006
		Sub-Total	498,510

2000-2	Class A-1	12/07/00	193,532	6.66125%	December, 2001
	Class A-2	12/07/00	70,193	6.60%	September, 2002
	Class A-3	12/07/00	290,800	LIBOR + 0.23%	October, 2004
	Class A-4	12/07/00	79,906	LIBOR + 0.27%	July, 2007
		Sub-Total	634,431

2001-1	Class A-1	06/28/01	168,000	3.73375%	July, 2002
	Class A-2	06/28/01	41,000	4.16%	March, 2004
	Class A-3	06/28/01	260,000	LIBOR + 0.23%	January, 2006
	Class A-4	06/28/01	126,200	LIBOR + 0.27%	October, 2008
		Sub-Total	595,200

		Total Issued	$3,179,378

The Notes were issued pursuant to an Indenture between the Company, IOSC and various Indenture Trustees. The Notes are collateralized by a pool of office equipment leases or contracts and related assets (the "Leases") acquired or originated by IOSC (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) and all related casualty payments, retainable deposits, and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancellable insurance policies from Ambac Assurance Corporation with respect to the Notes. On each payment date, funds available from the collection of lease receivables will be paid to the noteholders in the order of their priority class.

The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 1999-2 Class A-3b, 2000-1 Class A-3, 2000-1 Class A-4, 2000-2 Class A-3, 2000-2 Class A-4, 2001-

1 Class A-3 and 2001-1 Class A-4 Notes have been fixed at 6.63%, 7.802%, 7.82%, 6.475%, 6.475%, 4.825% and 5.435%, respectively, through interest rate swaps.

        IOSC services the Leases pursuant to Assignment and Servicing Agreements by and among IOSC, as originator and servicer, the Sole Member, as seller, and the Company, as issuer. IOSC may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files, and receives a monthly service fee from the Company for servicing the Leases.

        Restricted cash on the consolidated balance sheets primarily represents cash that has been collected on the Leases which must be used to repay the 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Notes, respectively.

        Future maturities of the Notes, based on contractual maturities of the Leases for each of the succeeding fiscal years are as follows:

	1999-1 Series Notes	1999-2 Series Notes	2000-1 Series Notes	2000-2 Series Notes	2001-1 Series Notes	Total

2002	$162,195	$143,174	$131,100	$177,872	$174,866	$789,207
2003	52,136	113,912	94,636	142,492	153,400	556,576
2004		20,961	72,679	89,900	117,578	301,118
2005			5,916	42,350	87,078	135,344
2006					15,144	15,144

	$214,331	$278,047	$304,331	$452,614	$548,066	$1,797,389

7.	Derivative Financial Instruments

The Company incurs debt to fund the origination of leases for IKON. The interest rates charged on the debt are determined based on current market conditions and include variable measures of interest rates such as LIBOR. The Company monitors interest rates on debt in order to mitigate exposure to unfavorable variations as compared to the interest rate earned on the pledged finance lease receivables. The objective in managing this risk is to achieve fixed-rate financing at the same time the Company establishes the rate to be received by the Company on the leases. As a result, from time to time interest rate swaps are utilized to effectively fix the rate on variable rate debt, as opposed to a direct issuance of fixed rate debt. The risk associated with the use of interest rate swaps is the possible inability of the counterparties to meet the terms of their contracts. The Company does not enter into interest rate swap agreements for trading purposes.

The following table presents, as of September 30, 2001, information regarding the interest rate swap agreements to which we are a party: (i) the notional amount, (ii) the fixed interest rate payable by the Company, (iii) the variable interest rate payable to the Company by the counterparty under the agreement, (iv) the fair value of the instrument, and (v) the maturity date of the agreement.

Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date

$370,706	6.4750%	LIBOR	$(19,060)	07/15/07
$260,000	4.8250%	LIBOR + 23 bp	$(6,004)	01/15/06
$219,939	7.8020%	LIBOR + 19 bp	$(9,357)	03/15/04
$145,407	6.2700%	LIBOR	$(3,382)	08/15/03
$126,200	5.4350%	LIBOR + 26 bp	$(4,715)	10/15/08
$84,510	7.8200%	LIBOR + 23 bp	$(8,104)	09/15/06

SIGNATURES

            Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K for the fiscal year ended September 30, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

IKON RECEIVABLES, LLC
Date: December 21, 2001
By:		IKON RECEIVABLES FUNDING INC., as Sole Member and Initial Manager

By:	/s/	Russell S. Slack
Name: Russell S. Slack Title: President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on December 21, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title

/s/ Russell S. Slack	President, Director and Principal Executive Officer
Russell S. Slack

/s/ Harry G. Kozee	Vice President, Director and Principal Financial Officer
Harry G. Kozee

/s/ J. F. Quinn	Vice President, Director and Treasurer
J. F. Quinn

/s/ Robert C. Campbell	Director
Robert C. Campbell

/s/ Robert W. Grier	Director
Robert W. Grier

Index of Exhibits

12	Ratio of Fixed Charges.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.