Form 10-Q
period 2001-12-31
IKON RECEIVABLES LLC
filed 2002-02-14
CIK 1077175

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____


                        Commission file number 333-71073

                           -------------------------

                              IKON Receivables, LLC
                              ---------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       23-2990188
                  --------                                       ----------

       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

1738 Bass Road, P.O. Box 9115, Macon, Georgia                      31208
---------------------------------------------                      -----

  (Address of principal executive offices)                       (Zip Code)

                                 (478) 471-2300
                                 --------------

              (Registrant's telephone number, including area code)

                           -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Registered debt outstanding as of February 13, 2002 was $1,544,419,324.


The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format contemplated thereby.

================================================================================

                              IKON RECEIVABLES, LLC

                                     INDEX*




PART I.   FINANCIAL INFORMATION

        Item 1.   Condensed Financial Statements

                  Balance Sheets - December 31, 2001 (unaudited) and September 30, 2001

                  Statements of Income - Three months ended December 31, 2001 and 2000 (unaudited)

                  Statements of Cash Flows - Three months ended December 31, 2001 and 2000 (unaudited)

                  Notes to Condensed Financial Statements (unaudited)


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES




* All amounts contained in this quarterly report on Form 10-Q are in thousands unless otherwise noted.

                          PART I. FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements

                                               IKON RECEIVABLES, LLC
                                                  BALANCE SHEETS



                                                                    December 31,
                                                                        2001        September 30,
                                                                    (unaudited)          2001
                                                                   -------------    -------------
                        Assets
Investments in leases:
         Finance lease receivables                                $     2,237,208  $     2,493,399
         Less: Unearned income                                          (332,981)        (384,020)
                                                                   --------------   --------------
                                                                        1,904,227        2,109,379

Cash                                                                            1                1
Restricted cash                                                           119,396          126,861
Accounts receivable                                                        66,882           67,144
Prepaid expenses and other assets                                           4,989            5,894
                                                                   --------------   --------------

                   Total assets                                   $     2,095,495  $     2,309,279
                                                                   ==============   ==============

               Liabilities and Member's Equity
Liabilities:
         Accrued expenses                                         $        31,591  $        35,849
         Lease-backed notes                                             1,605,266        1,797,389
                                                                   --------------   --------------
                   Total liabilities                                    1,636,857        1,833,238
                                                                   --------------   --------------

Commitments and contingencies

Member's equity:
         Contributed capital                                              281,588          328,476
         Retained earnings                                                203,803          177,939
         Accumulated other comprehensive loss                            (26,753)         (30,374)
                                                                   --------------   --------------
               Total member's equity                                      458,638          476,041
                                                                   --------------   --------------

                   Total liabilities and member's equity          $     2,095,495  $     2,309,279
                                                                    =============    =============

See notes to condensed financial statements.

                              IKON RECEIVABLES, LLC
                              STATEMENTS OF INCOME
                                   (unaudited)



                                                       Three Months Ended
                                                          December 31,
                                                   --------------------------
                                                       2001           2000
                                                   ------------   -----------
Revenues:
         Lease finance income                     $     56,855   $    45,011
         Other income                                      636         1,561
                                                   ------------   -----------
                                                        57,491        46,572
                                                   ------------   -----------

Expenses:
         Interest expense                               28,392        24,652
         General and administrative expenses             3,235         2,397
                                                   ------------   -----------
                                                        31,627        27,049
                                                   ------------   -----------

Net income                                        $     25,864   $    19,523
                                                   ============   ===========



See notes to condensed financial statements.

                                        IKON RECEIVABLES, LLC
                                      STATEMENTS OF CASH FLOWS
                                             (unaudited)


                                                                            Three Months Ended
                                                                               December 31,
                                                                       ----------------------------
                                                                           2001            2000
                                                                       ------------   -------------
Cash flows from operating activities
Net income                                                             $     25,864   $      19,523
Adjustments to reconcile net income to net cash provided by
     (used in)operating activities:
          Amortization                                                          925             674
          Changes in operating assets and liabilities:
               Accounts receivable                                              262        (24,397)
               Prepaid expenses and other assets                               (21)           (334)
               Accounts payable and accrued expenses                           (30)           1,841
                                                                        ------------   -------------
Net cash provided by (used in) operating activities                          27,000         (2,693)
                                                                        ------------   -------------

Cash flows from investing activities
Investments in leases:
          Collections (net of finance income earned)                        204,796         194,770
                                                                        ------------   -------------
Net cash provided by investing activities                                   204,796         194,770
                                                                        ------------   -------------

Cash flows from financing activities
     Proceeds from lease-backed notes                                                       633,000
     Payments on lease-backed notes                                       (192,123)       (152,714)
     Decrease (increase) in restricted cash                                   7,465        (27,738)
     Capital distributed to Sole Member                                    (47,138)       (644,625)
                                                                        ------------   -------------
Net cash used in financing activities                                     (231,796)       (192,077)
                                                                        ------------   -------------

Change in cash                                                                    -               -
Cash at beginning of year                                                         1               1
                                                                        ------------   -------------
Cash at end of year                                                    $          1   $           1
                                                                        ============   =============



Supplemental noncash financing activities:
     Noncash capital contributions                                     $     28,430   $     751,413
                                                                        ============   =============


See notes to condensed financial statements.

                              IKON RECEIVABLES, LLC
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements of IKON Receivables, LLC (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.


Note 2: Financial Instruments

As of December 31, 2001, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the three months ended December 31, 2001, unrealized net income totaling $3,621 after taxes, was recorded in accumulated other comprehensive loss.


Note 3: Capital Contributions

During the first quarter of fiscal 2002, IOS Capital, LLC made non-cash capital contributions of $28,430 of office equipment leases or contracts (the "Leases") and related assets to the Company.


Note 4: Comprehensive Income

Total comprehensive income is as follows:

                                                                                  Three Months Ended
                                                                                     December 31,
                                                                              ------------------------
                                                                                 2001         2000
                                                                              ------------------------

Net income                                                                    $    25,864  $    19,523
Cumulative effect of change in accounting
  principle for derivative and hedging
  activities (SFAS 133), net of taxes of $2,314                                                (3,471)
Net gain (loss) on derivative financial instruments, net of taxes of :
  2001- $2,414; 2000-$4,519                                                         3,621      (6,779)
                                                                              ------------------------
Total comprehensive income                                                    $    29,485  $     9,273
                                                                              ========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations. All amounts are in thousands unless otherwise noted.

IKON Receivables, LLC (the "Company") is a special purpose Delaware limited liability company, all of the membership interests in the Company are held by IKON Receivables-1, LLC, also a special purpose Delaware limited liability company. All of the membership interests in IKON Receivables-1, LLC are owned by IOS Capital, LLC ("IOSC"), a wholly-owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded office technology company with fiscal 2001 revenues of approximately $5.3 billion. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc.

Three Months Ended December 31, 2001 compared with the Three Months Ended December 31, 2000

Interest income earned on the leases is expected to offset interest expense on the lease-backed notes, amortization of debt issuance costs and discounts on the lease-backed notes and the fees charged by IOSC for servicing the leases and providing administrative services to the Company. For the first quarter of fiscal 2002, income generated from the leases was $56,855, other income earned was $636, interest expense was $28,392 and administrative expenses were $3,235. Collections on the lease receivables were $204,796 and the Company repaid $192,123 of principal on the lease-backed notes for the first quarter of fiscal 2002. For the first quarter of fiscal 2001, income generated from the leases was $45,011, other income earned was $1,561, while interest expense was $24,652 and administrative expenses were $2,397. Collections on the lease receivables were $194,770 and the Company repaid $152,714 of principal on the lease-backed notes during the first quarter of fiscal 2001. The changes described above are directly related to the increase in activity in the Company from December 31, 2000 to December 31, 2001. The Company's portfolio of leases had an average yield of 11.0% at December 31, 2001, while the Company's weighted average interest rate of its total debt cost was 5.9% during the first quarter of fiscal 2002.


                           Forward-Looking Information

This Report includes or incorporates by reference, information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and IOSC's and/or IKON's future financial condition and results. These risks and uncertainties, which apply to the Company, IOSC and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company's ability to recoup the full amount due on the 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Leases (such as lessee defaults or factors impeding recovery efforts); and risks and uncertainties affecting the business of IOSC and/or IKON as set forth in IOSC's and IKON's periodic reports filed with the Securities and Exchange Commission, including, but not limited to: conducting operations in a competitive environment and in a changing industry (which includes technical services and products that are relatively new to the industry, IKON, and to the Company); delays, difficulties, management transitions and employment issues associated with the consolidation of, and/or changes in business operations; managing the integration of existing and acquired companies; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal and political issues associated with international operations; the Company's ability to access capital and meet its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's fiscal 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.


                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


IKON RECEIVABLES, LLC
Date:   February 14, 2002
By:     IKON RECEIVABLES FUNDING, INC.,
        as Sole Member and Initial Manager

By:     /s/ J. F. Quinn
        ---------------------
        Name:   J. F. Quinn
        Title:  Treasurer