Form 10-Q
period 2002-03-31
IKON RECEIVABLES LLC
filed 2002-05-15
CIK 1077175

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                                    FORM 10-Q
                        Commission file number 333-71073

                           --------------------------

                              IKON Receivables, LLC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            23-2990188
 -------------------------------                             ----------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

1738 Bass Road, P.O. Box 9115, Macon, Georgia                     31208
  ----------------------------------------                      ----------
  (Address of principal executive offices)                      (Zip Code)

                                 (478) 471-2300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Registered debt outstanding as of May 15, 2002 was $1,354,747,901.


The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format contemplated thereby.

================================================================================

                              IKON RECEIVABLES, LLC

                                     INDEX*




PART I. FINANCIAL INFORMATION

     Item 1.  Condensed Financial Statements

              Balance Sheets - March 31, 2002 (unaudited) and September 30, 2001

              Statements of Income - Three and six months ended March 31, 2002 and 2001 (unaudited)

              Statements of Cash Flows - Six months ended March 31, 2002 and 2001 (unaudited)

              Notes to Condensed Financial Statements (unaudited)


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES




* All amounts contained in this quarterly report on Form 10-Q are in thousands unless otherwise noted.

                                           PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                                               IKON RECEIVABLES, LLC
                                                  BALANCE SHEETS



                                                                            March 31,
                                                                               2002             September 30,
                                                                           (unaudited)               2001
                                                                           -----------           -----------
                               Assets
Investments in leases:
         Finance lease receivables                                         $ 1,993,550           $ 2,493,399
         Less: Unearned income                                                (286,596)             (384,020)
                                                                           -----------           -----------
                                                                             1,706,954             2,109,379

Cash                                                                                 1                     1
Restricted cash                                                                119,692               126,861
Accounts receivable                                                             48,842                67,144
Prepaid expenses and other assets                                                4,231                 5,894
                                                                           -----------           -----------

                           Total assets                                    $ 1,879,720           $ 2,309,279
                                                                           ===========           ===========

               Liabilities and Member's Equity
Liabilities:
         Accrued expenses                                                  $    23,925           $    35,849
         Lease-backed notes                                                  1,420,723             1,797,389
                                                                           -----------           -----------
                           Total liabilities                                 1,444,648             1,833,238
                                                                           -----------           -----------

Commitments and contingencies

Member's equity:
         Contributed capital                                                   225,699               328,476
         Retained earnings                                                     229,510               177,939
         Accumulated other comprehensive loss                                  (20,137)              (30,374)
                                                                           -----------           -----------
                  Total member's equity                                        435,072               476,041
                                                                           -----------           -----------

                           Total liabilities and member's  equity          $ 1,879,720           $ 2,309,279
                                                                           ===========           ===========

See notes to condensed financial statements.

                              IKON RECEIVABLES, LLC
                              STATEMENTS OF INCOME
                                   (unaudited)



                                                  Three Months Ended          Six Months Ended
                                                       March 31,                  March 31,
                                                 -----------------------------------------------
                                                   2002         2001         2002         2001
                                                 --------     --------     --------     --------
Revenues:
         Lease finance income                    $ 52,610     $ 53,587     $109,465     $ 98,598
         Other income                                 499        1,618        1,135        3,179
                                                 --------     --------     --------     --------
                                                   53,109       55,205      110,600      101,777
                                                 --------     --------     --------     --------

Expenses:
         Interest expense                          24,507       29,853       52,899       54,505
         General and administrative expenses        2,895        3,097        6,130        5,494
                                                 --------     --------     --------     --------
                                                   27,402       32,950       59,029       59,999
                                                 --------     --------     --------     --------

Net income                                       $ 25,707     $ 22,255     $ 51,571     $ 41,778
                                                 ========     ========     ========     ========



See notes to condensed financial statements.

                              IKON RECEIVABLES, LLC
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                             Six Months Ended
                                                                                 March 31,
                                                                          ------------------------
                                                                             2002           2001
                                                                          ---------      ---------
Cash flows from operating activities
Net income                                                                $  51,571      $  41,778
Adjustments to reconcile net income to net cash provided by
     operating activities:
          Amortization                                                        1,694          1,542
          Changes in operating assets and liabilities:
               Accounts receivable                                           18,302         (3,062)
               Prepaid expenses and other assets                                (30)          (563)
               Accounts payable and accrued expenses                         (1,332)         1,440
                                                                          ---------      ---------
Net cash provided by operating activities                                    70,205         41,135
                                                                          ---------      ---------

Cash flows from investing activities
Investments in leases:
          Collections (net of finance income earned)                        402,069        433,312
                                                                          ---------      ---------
Net cash provided by investing activities                                   402,069        433,312
                                                                          ---------      ---------

Cash flows from financing activities
     Proceeds from lease-backed notes                                            --        633,000
     Payments on lease-backed notes                                        (376,666)      (329,307)
     Decrease (increase) in restricted cash                                   7,169        (37,216)
     Capital distributed to Sole Member                                    (102,777)      (740,924)
                                                                          ---------      ---------
Net cash used in financing activities                                      (472,274)      (474,447)
                                                                          ---------      ---------

Change in cash                                                                   --             --
Cash at beginning of year                                                         1              1
                                                                          ---------      ---------
Cash at end of year                                                       $       1      $       1
                                                                          =========      =========



Supplemental noncash financing activities:
     Noncash capital contributions                                        $  63,375      $ 813,066
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


Note 2: Financial Instruments

As of March 31, 2002, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the six months ended March 31, 2002, unrealized net income totaling $10,237 after taxes, was recorded in accumulated other comprehensive loss.


Note 3: Capital Contributions

During the first six months of fiscal 2002, IOS Capital, LLC made non-cash capital contributions of $63,375 of office equipment leases or contracts (the "Leases") and related assets to the Company.


Note 4: Comprehensive Income

Total comprehensive income is as follows:

                                                                              Three Months Ended           Six Months Ended
                                                                                   March 31,                  March 31,
                                                                            ----------------------      ---------------------
                                                                              2002          2001          2002         2001
                                                                            --------      --------      --------     --------

Net income                                                                  $ 25,707      $ 22,255      $ 51,571     $ 41,778
Cumulative effect of change in accounting principle for derivative and
   hedging activities (SFAS 133), net of tax benefit of $2,119                                                         (3,471)
Net gain (loss) on derivative financial instruments, net of tax expense
   (benefit) of : $4,411 and $(5,143) for the three months ended
   March 31, 2002 and 2001, respectively; $6,825 and $(8,504) for the
   six months ended March 31, 2002 and 2001, respectively                      6,616        (7,714)       10,237      (14,493)
                                                                            --------      --------      --------     --------
Total comprehensive income                                                  $ 32,323      $ 14,541      $ 61,808     $ 23,814
                                                                            ========      ========      ========     ========

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

Three Months Ended March 31, 2002 compared with the Three Months Ended March 31, 2001

Interest income earned on the leases is expected to offset interest expense on the lease-backed notes, amortization of debt issuance costs and discounts on the lease-backed notes and the fees charged by IOSC for servicing the leases and providing administrative services to the Company. For the second quarter of fiscal 2002, income generated from the leases was $52,610, other income earned was $499, interest expense was $24,507 and administrative expenses were $2,895. Collections on the lease receivables were $197,273 and the Company repaid $184,543 of principal on the lease-backed notes for the second quarter of fiscal 2002. For the second quarter of fiscal 2001, income generated from the leases was $53,587, other income earned was $1,618, while interest expense was $29,853 and administrative expenses were $3,097. Collections on the lease receivables were $238,542 and the Company repaid $176,593 of principal on the lease-backed notes during the second quarter of fiscal 2001. The changes described above are directly related to the paydown of the debt and amortization of the related assets in the Company from March 31, 2001 to March 31, 2002.

Six Months Ended March 31, 2002 compared with the Six Months Ended March 31,
2001

Interest income earned on the leases is expected to offset interest expense on the lease-backed notes, amortization of debt issuance costs and discounts on the lease-backed notes and the fees charged by IOSC for servicing the leases and providing administrative services to the Company. For the six months ended March 31, 2002, income generated from the leases was $109,465, other income earned was $1,135, interest expense was $52,899 and administrative expenses were $6,130. Collections on the lease receivables were $402,069 and the Company repaid $376,666 of principal on the lease-backed notes for the six months ended March 31, 2002. For the six months ended March 31, 2001, income generated from the leases was $98,598, other income earned was $3,179, while interest expense was $54,505 and administrative expenses were $5,494. Collections on the lease receivables were $433,312 and the Company repaid $329,307 of principal on the lease-backed notes during the six months ended March 31, 2001. The changes described above are directly related to the paydown of the debt and amortization of the related assets in the Company from March 31, 2001 to March 31, 2002.

The Company expects to make an accounting change, the effect of which would be to record deferred tax liabilities in the third quarter. If adopted, the change would result in recording deferred taxes of approximately $600,000 with a similar reduction in member's equity at the end of the third quarter. The Company estimates the cumulative effect on prior years to be approximately $825,000. In addition, a tax provision for the three and nine month periods would be recorded. The change would have no impact on cash flows.

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


IKON RECEIVABLES, LLC
Date:   May 15, 2002
By:     IKON RECEIVABLES FUNDING, INC.,
        as Sole Member and Initial Manager

By:      /s/ J. F. Quinn
        ----------------------------------
        Name:   J. F. Quinn
        Title:  Treasurer