Form 10-Q
period 2002-06-30
IKON RECEIVABLES LLC
filed 2002-08-14
CIK 1077175

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

                                    FORM 10-Q
                        Commission file number 333-71073

                              IKON Receivables, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       23-2990188
--------------------------------------------------------------------------------
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

1738 Bass Road, P.O. Box 9115, Macon, Georgia                      31208
--------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)

                                 (478) 471-2300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Registered debt outstanding as of August 14, 2002 was $1,771,279,643.


The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format contemplated thereby.

================================================================================

                              IKON RECEIVABLES, LLC

                                     INDEX*




PART I.     FINANCIAL INFORMATION

  Item 1.   Condensed Financial Statements

            Balance Sheets - June 30, 2002 (unaudited) and September 30, 2001

            Statements of Operations - Three and nine months ended June 30, 2002 and 2001 (unaudited)

            Statement of Changes in Member's (Deficit) Equity - For the Period Ended June 30, 2002 (unaudited)

            Statements of Cash Flows - Nine months ended June 30, 2002 and 2001 (unaudited)

            Notes to Condensed Financial Statements (unaudited)


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES





















* All amounts contained in this quarterly report on Form 10-Q are in thousands unless otherwise noted.

                                         PART I. FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements

                                             IKON RECEIVABLES, LLC
                                                BALANCE SHEETS


                                                                            June 30,
                                                                              2002               September 30,
                                                                           (unaudited)                2001
                                                                           -----------           -----------

                               Assets
Investments in leases:
         Finance lease receivables                                         $ 1,785,328           $ 2,493,399
         Less: Unearned income                                                (248,771)             (384,020)
                                                                           -----------           -----------
                                                                             1,536,557             2,109,379

Cash                                                                                 1                     1
Restricted cash                                                                 99,669               126,861
Accounts receivable                                                             43,854                67,144
Prepaid expenses and other assets                                                3,358                 5,894
                                                                           -----------           -----------

                      Total assets                                         $ 1,683,439           $ 2,309,279
                                                                           ===========           ===========

               Liabilities and Member's (Deficit) Equity
Liabilities:
         Accrued expenses                                                  $    39,446           $    35,849
         Lease-backed notes                                                  1,229,037             1,797,389
         Deferred income taxes                                                 600,126
                                                                           -----------           -----------
                      Total liabilities                                      1,868,609             1,833,238
                                                                           -----------           -----------

Commitments and contingencies

Member's (deficit) equity:
         Contributed capital                                                   529,457               328,476
         Retained (deficit) earnings                                          (692,882)              177,939
         Accumulated other comprehensive loss                                  (21,745)              (30,374)
                                                                           -----------           -----------
                  Total member's (deficit) equity                             (185,170)              476,041
                                                                           -----------           -----------

                      Total liabilities and member's deficit (equity)      $ 1,683,439           $ 2,309,279
                                                                           ===========           ===========













See notes to condensed financial statements.

                                      IKON RECEIVABLES, LLC
                                    STATEMENTS OF OPERATIONS
                                           (unaudited)



                                                  Three Months Ended     Nine months ended
                                                       June 30,               June 30,
                                                -----------------------------------------------
                                                   2002        2001        2002        2001
                                                ----------- ----------- ----------- -----------
Revenues:
         Lease finance income                  $    46,089 $    52,590 $   155,554 $   151,188
         Other income                                  323       1,208       1,458       4,387
                                                ----------- ----------- ----------- -----------
                                                    46,412      53,798     157,012     155,575
                                                ----------- ----------- ----------- -----------

Expenses:
         Interest expense                           21,934      27,192      74,833      81,697
         General and administrative expenses         2,539       2,839       8,669       8,333
                                                ----------- ----------- ----------- -----------
                                                    24,473      30,031      83,502      90,030
                                                ----------- ----------- ----------- -----------

Income before income taxes                          21,939      23,767      73,510      65,545

Provision for income taxes                           8,776                  29,404
                                                ----------- ----------- ----------- -----------

Net income before cumulative effect of a
   change in accounting principle                   13,163      23,767      44,106      65,545

Cumulative effect of a change in accounting
   principle (Note 5)                                                    (843,752)
                                                ----------- ----------- ----------- -----------

Net income (loss)                              $    13,163 $    23,767 $ (799,646) $    65,545
                                                =========== =========== =========== ===========



Proforma net income assuming the change in
     accounting principle had been applied
     retroactively:
          Reported net income                              $    23,767             $    65,545
          Proforma tax expense                                   9,507                  26,218
                                                            -----------             -----------
          Proforma net income                              $    14,260             $    39,327
                                                            ===========             ===========























See notes to condensed financial statements.


                                                   IKON RECEIVABLES, LLC
                                     STATEMENT OF CHANGES IN MEMBER'S (DEFICIT) EQUITY
                                                        (unaudited)



                                                                                              Accumulated
                                                                                Retained          Other
                                                              Contributed        Earnings    Comprehensive
                                                                Capital          (Deficit)        Loss         Total
                                                           --------------------------------------------------------------
Balance at September 30, 2001                                      $ 328,476     $   177,939    $ (30,374)   $   476,041
Net income                                                                         (799,646)                   (799,646)
Other comprehensive income                                                                           8,629         8,629
Equipment leases contributed by Sole Member, net
   of deferred taxes of $25,350                                       38,025                                      38,025
Distributions to Sole Member                                       (120,927)        (71,175)                   (192,102)
Reversal of income tax liability (Note 5)                            283,883                                     283,883
                                                           --------------------------------------------------------------
Balance at June 30, 2002                                           $ 529,457     $ (692,882)    $ (21,745)   $ (185,170)
                                                           ==============================================================









See notes to condensed financial statements.

                                          IKON RECEIVABLES, LLC
                                         STATEMENTS OF CASH FLOWS
                                               (unaudited)


                                                                               Nine months ended
                                                                                   June 30,
                                                                        --------------------------------
                                                                            2002              2001
                                                                        --------------   ---------------
Cash flows from operating activities
Net (loss) income                                                      $    (799,646)   $        65,545
Adjustments to reconcile net income to net cash provided by
     operating activities:
          Amortization                                                          2,590             2,396
          Provision for deferred taxes                                        843,752
          Changes in operating assets and liabilities:
               Accounts receivable                                             23,290          (15,128)
               Prepaid expenses and other assets                                 (54)           (1,293)
               Accrued expenses                                                27,489               963
                                                                        --------------   ---------------
Net cash provided by operating activities                                      97,421            52,483
                                                                        --------------   ---------------

Cash flows from investing activities
Investments in leases:
          Collections, net of finance income earned                           635,841           664,796
                                                                        --------------   ---------------
Net cash provided by investing activities                                     635,841           664,796
                                                                        --------------   ---------------

Cash flows from financing activities
     Proceeds from lease-backed notes                                                         1,226,761
     Payments on lease-backed notes                                         (568,352)         (495,185)
     Decrease (increase) in restricted cash                                    27,192          (52,049)
     Capital distributed to Sole Member                                     (192,102)       (1,396,806)
                                                                        --------------   ---------------
Net cash used in financing activities                                       (733,262)         (717,279)
                                                                        --------------   ---------------

Change in cash                                                                      -                 -
Cash at beginning of year                                                           1                 1
                                                                        --------------   ---------------
Cash at end of period                                                  $            1   $             1
                                                                        ==============   ===============



Supplemental noncash financing activities:
     Noncash capital contributions                                     $      347,258   $     1,500,658
                                                                        ==============   ===============










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


Note 2: Financial Instruments

As of June 30, 2002, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the nine months ended June 30, 2002, unrealized net income totaling $8,629 after taxes, was recorded in accumulated other comprehensive loss.


Note 3: Capital Contributions

During the first nine months of fiscal 2002, IOS Capital, LLC made noncash capital contributions of $63,375 of office equipment leases or contracts (the "Leases") and related assets to the Company.


Note 4: Comprehensive Income

Total comprehensive income is as follows:

                                                                            Three Months Ended          Nine months ended
                                                                                 June 30,                    June 30,
                                                                         -------------------------- ---------------------------
                                                                            2002          2001          2002          2001
                                                                         -----------  ------------   -----------  ------------
Net income                                                               $    13,163  $     23,767   $    44,106  $     65,545
Cumulative effect of change in accounting principle for derivative and
   hedging activities (SFAS 133), net of tax benefit of $2,119                                                         (3,471)
Net gain (loss) on derivative financial instruments, net of tax expense
   (benefit) of: $4,411 and $(5,143) for the three months ended
   June 30, 2002 and 2001, respectively; $6,825 and $(8,504) for the
   nine months ended June 30, 2002 and 2001, respectively                    (1,608)       (7,714)         8,629      (14,493)
                                                                         -----------  ------------   -----------  ------------
Total comprehensive income                                               $    11,555  $     16,053   $    52,735  $     47,581
                                                                         ===========  ============   ===========  ============

Note 5: Income Taxes

The Company is classified as a single-member limited liability corporation ("LLC") and, as such, is disregarded as an entity separate from its owners for income tax purposes. The Company has become aware that the predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements, and has concluded that is a more informative presentation. On April 1, 2002, the Company changed its accounting policy to a preferable method and began recording income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"). The Company and the Sole Member are included in the consolidated tax return of IKON Office Solutions, Inc. ("IKON") and, for purposes of applying FAS 109, are allocated current and deferred income taxes on a separate return basis. Currently payable/receivable income taxes are settled in accordance with an informal tax sharing agreement with IKON and the Sole Member.

The change in accounting for income taxes has been retroactively adopted as of October 1, 2001, the first day of the current fiscal year. The $843,752 cumulative effect of the change on prior years is included in income for the nine months ended June 30, 2002. The effect of the change on the three months ended June 30, 2002 was to decrease net income by $8,776; the effect of the change on the nine months ended June 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $29,404 and net income by $873,156. The effect of the change on the three months ended March 31, 2002 was to decrease net income by $10,283 to $15,424 and for the three months ended December 21, 2001 was to decrease net income before cumulative effect of a change in accounting principle by $10,345 to $15,519 and net income (loss) by

$854,097 to ($828,233). The pro forma amounts on the Statement of Income reflect the effect of retroactive application of the accounting change had the new method been in effect.

The net investments in leases represents the uncollected contractual cash flow of the leases that were contributed to the Company by the Sole Member in the form of contributed capital. The tax basis and related income tax benefits attributable to the leases are retained by the Sole Member. Therefore, the effect of the change in principle has resulted in a deferred tax liability of $843,752 and $614,623 at October 1, 2001 and June 30, 2002, respectively. The related deferred tax liability is attributed to the difference between the book and tax basis of the net leases outstanding. Because, under the informal tax-sharing agreement the Company is not obligated to reimburse the Sole Member for current income taxes, all reversals of the deferred tax liability to current income taxes payable for the Company are expected to result in additional capital contributions from the Sole Member at the time of the reversal.

At June 30, 2002, the components of the net deferred tax liability were as follows:



Deferred tax asset:
   Interest rate swaps                                        $   14,497
Deferred tax liability:
   Investment in leases, net                                     614,623
                                                              ----------
Net deferred tax liability                                    $  600,126
                                                              ==========




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           Forward-Looking Information

This Report includes or incorporates by reference, information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and IOS Capital, LLC ("IOSC") and/or IKON Office Solutions, Inc.'s ("IKON") future financial condition and results. These risks and uncertainties, which apply to the Company, IOSC and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company's ability to recoup the full amount due on the 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Leases (such as lessee defaults or factors impeding recovery efforts); and risks and uncertainties affecting the business of IOSC and/or IKON as set forth in IOSC's and IKON's periodic reports filed with the Securities and Exchange Commission, including, but not limited to: conducting operations in a competitive environment and in a changing industry (which includes technical services and products that are relatively new to the industry, IKON, and to the Company); delays, difficulties, management transitions and employment issues associated with the consolidation of, and/or changes in business operations; managing the integration of existing and acquired companies; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal and political issues associated with international operations; the Company's ability to access capital and meet its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's fiscal 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

The Company is a special purpose Delaware limited liability company, all of the membership interests in the Company are held by IKON Receivables-1, LLC, also a special purpose Delaware limited liability company. All of the membership interests in IKON Receivables-1, LLC are owned by IOSC, a wholly-owned finance subsidiary of IKON, a publicly traded office technology company with fiscal 2001 revenues of approximately $5.3 billion. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc.

Three Months Ended June 30, 2002 compared with the Three Months Ended June 30, 2001

Interest income earned on the leases offsets interest expense on the lease-backed notes, amortization of debt issuance costs and discounts on the lease-backed notes and the fees charged by IOSC for servicing the leases and providing administrative services to the Company. For the third quarter of fiscal 2002, income generated from the leases was $46,089, other income earned was $323, interest expense was $21,934 and administrative expenses were $2,539. Collections on the lease receivables were $170,397 and the Company repaid $191,686 of principal on the lease-backed notes for the third quarter of fiscal 2002. For the third quarter of fiscal 2001, income generated from the leases was $52,590, other income earned was $1,208, while interest expense was $27,192 and administrative expenses were $2,839. Collections on the lease receivables were $231,484 and the Company repaid $165,878 of principal on the lease-backed notes during the third quarter of fiscal 2001. The changes described above are directly related to the paydown of the debt and amortization of the related assets in the Company from June 30, 2001 to June 30, 2002.

Nine Months Ended June 30, 2002 compared with the Nine Months Ended June 30,
2001

Interest income earned on the leases offsets interest expense on the lease-backed notes, amortization of debt issuance costs and discounts on the lease-backed notes and the fees charged by IOSC for servicing the leases and providing administrative services to the Company. For the nine months ended June 30, 2002, income generated from the leases was $155,554, other income earned was $1,458, interest expense was $74,833 and administrative expenses were $8,669. Collections on the lease receivables were $572,466 and the Company repaid $568,352 of principal on the lease-backed notes for the nine months ended June 30, 2002. For the nine months ended June 30, 2001, income generated from the leases was $151,188, other income earned was $4,387, while interest expense was $81,697 and administrative expenses were $8,333. Collections on the lease receivables were $664,796 and the Company repaid $495,185 of principal on the lease-backed notes during the nine months ended June 30, 2001. The changes described above are directly related to the paydown of the debt and amortization of the related assets in the Company from June 30, 2001 to June 30, 2002.




                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

18.1     Preferability Letter from PricewaterhouseCoopers LLP dated August 12,
         2002.


99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


IKON RECEIVABLES, LLC
Date:   August 14, 2002
By:     IKON RECEIVABLES FUNDING, INC.,
        as Sole Member and Initial Manager

By:     /s/        Harry G. Kozee
        -----------------------------
        Name:   Harry G. Kozee
        Title:  Vice President - Finance (Chief Accounting Officer