Form 10-K
period 2002-09-30
IKON RECEIVABLES LLC
filed 2002-12-26
CIK 1077175

IKON Receivables, LLC
                                    FORM 10-K
                               September 30, 2002

    As filed with the Securities and Exchange Commission on December 26, 2002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended September 30, 2002 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                        Commission file number 333-71073

             _______________________________________________________

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


       Registrant's telephone number, including area code: (478) 471-2300

             _______________________________________________________

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registered debt outstanding as of December 26, 2002 was $897,128,462.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

                                     INDEX *

                                                                        Page No.
                                                                        --------
                                     PART I

ITEM 1. BUSINESS                                                              1

ITEM 2. PROPERTIES                                                            1

ITEM 3. LEGAL PROCEEDINGS                                                     1

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                              1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                        2

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           4

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                              4

                                    PART III

ITEM 14.CONTROLS AND PROCEDURES                                               5

                                     PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K                                                         5


*All amounts contained in this annual report on Form 10-K are in thousands unless otherwise noted.

Forward-Looking Information

     This Report includes or incorporates by reference, information which may constitute forward-looking statements within the meaning of the federal securities laws. Although IKON Receivables, LLC (the "Company") believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the future financial condition and results of IKON Office Solutions, Inc. ("IKON") and IOS Capital, LLC ("IOSC"). These risks and uncertainties, which apply to the Company, IOSC and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company's ability to recoup the full amount due on the Leases (such as lessee defaults or factors impeding recovery efforts); growth opportunities and increasing market share, productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from the productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships, the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company's business segments and the anticipated benefits of operational synergies related thereto; and the Company's ability to finance its current operations and its growth initiatives. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                                     PART I

ITEM 1.   Business

        IKON Receivables, LLC (the "Company") is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-1, LLC ("Sole Member"), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital, LLC ("IOSC"), a wholly-owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded company with fiscal 2002 revenues of approximately $4.8 billion. IKON is a leading provider of products and services that help businesses manage document workflow and increase efficiency. IKON provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal document solutions, as well as network design and consulting and e-business development. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc. (the "Manager").

        The Company was organized to engage exclusively in the following business and financial activities: to purchase or acquire from IKON, or any subsidiary or affiliate of IKON, any right to payment, whether constituting an account, chattel paper, instrument or general intangible, and certain related property (other than equipment) and rights (collectively, "Lease Receivables"), and hold, sell, transfer, pledge or otherwise dispose of Lease Receivables or interests therein; to enter into any agreement related to any Lease Receivables that provides for the administration, servicing and collection of amounts due on such Lease Receivables and any interest rate hedging arrangements in connection therewith; to distribute Lease Receivables or proceeds from Lease Receivables and any other income to its Sole Member; and to engage in any lawful act or activity and to exercise any power that is incidental and necessary or convenient to the foregoing and permitted under Delaware law.

        Neither the Sole Member nor the Manager is liable for the debts, liabilities, contracts or other obligations of the Company solely by reason of being the Sole Member or Manager of the Company.

        The Company's organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of the Sole Member, IOSC, or IKON, should any of these entities become subject to such a proceeding. The Company is legally separate from each of the foregoing entities, and the assets of the Company, including, without limitation, the Lease Receivables, are not available to the creditors of the Sole Member, IOSC, or IKON.


ITEM 2.   Properties

        The Registrant does not utilize any facilities. Actions related to servicing and maintaining the Registrant's assets are performed by IOSC.


ITEM 3.   Legal Proceedings

        None.


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

        The Company has issued Series 1999-1,  1999-2, 2000-1, 2000-2 and 2001-1
Lease-Backed Notes (collectively, the "Notes") as described below:

                                                                 Principal
                                                                    Amount
                                              Principal     Outstanding at                                 Stated
                                               Issuance      September 30,                               Maturity
     Series          Notes  Issuance Date        Amount               2002       Interest Rate               Date
     ------          -----  -------------        ------               ----       -------------               ----

     1999-1      Class A-1       05/25/99     $ 304,474                                  5.11%          June 2000
                 Class A-2       05/25/99        61,579                                  5.60%           May 2005
                 Class A-3       05/25/99       304,127          $  23,046               5.99%           May 2005
                 Class A-4       05/25/99        81,462             81,462               6.23%           May 2005
                                                -------            -------
                                Sub-Total       751,642            104,508
                                                -------            -------

     1999-2      Class A-1       10/07/99       235,326                               6.14125%       October 2000
                 Class A-2       10/07/99        51,100                                  6.31%           May 2001
                 Class A-3a      10/07/99       100,000             19,319               6.59%        August 2003
                 Class A-3b      10/07/99       240,891             46,538       LIBOR + 0.36%        August 2003
                 Class A-4       10/07/99        72,278             72,278               6.88%      November 2005
                                                -------            -------
                                Sub-Total       699,595            138,135
                                                -------            -------

     2000-1      Class A-1       06/02/00       130,000                               6.99625%          June 2001
                 Class A-2       06/02/00        54,000                                  7.51%         March 2002
                 Class A-3       06/02/00       230,000             86,634       LIBOR + 0.19%         March 2004
                 Class A-4       06/02/00        84,510             84,510       LIBOR + 0.23%     September 2006
                                                -------            -------
                                Sub-Total       498,510            171,144
                                                -------            -------

     2000-2      Class A-1       12/07/00       193,532                               6.66125%      December 2001
                 Class A-2       12/07/00        70,193                                  6.60%     September 2002
                 Class A-3       12/07/00       290,800            192,557       LIBOR + 0.23%       October 2004
                 Class A-4       12/07/00        79,906             79,906       LIBOR + 0.27%          July 2007
                                                -------            -------
                                Sub-Total       634,431            272,463
                                                -------            -------

     2001-1      Class A-1       06/28/01       168,000                               3.73375%          July 2002
                 Class A-2       06/28/01        41,000                                  4.16%         March 2004
                 Class A-3       06/28/01       260,000            241,592       LIBOR + 0.23%       January 2006
                 Class A-4       06/28/01       126,200            126,200       LIBOR + 0.26%       October 2008
                                                -------            -------
                                Sub-Total       595,200            367,792
                                                -------            -------

                                    Total    $3,179,378         $1,054,042
                                             ==========         ==========

        The Notes were issued pursuant to certain indentures ("Indentures") between the Company, IOSC, and certain Indenture trustees. The Notes are collateralized by a pool of office equipment leases or contracts and related assets (the "Leases") acquired or originated by IOSC (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) and all related casualty payments, retainable deposits, and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancelable insurance policies from Ambac Assurance

Corporation with respect to the Notes. On each payment date, funds available from the collection of lease receivables will be paid to the noteholders in the order of their priority class.

        The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 1999-2 Class A-3b, 2000-1 Class A-3, 2000-1 Class A-4, 2000-2 Class A-3, 2000-2 Class A-4, 2001-1 Class A-3 and
2001-1 Class A-4 Notes have been fixed at 6.63%, 7.802%, 7.82%, 6.475%,  6.475%,
4.825% and 5.435%, respectively, through interest rate swaps.

        IOSC services the Leases and may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files, and receives a monthly service fee from the Company for servicing the Leases.

        Restricted cash on the balance sheet represents the cash that has been collected on the leases that are pledged as collateral for lease-backed notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on lease-backed notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of leases pledged as collateral on the lease-backed notes and timing of collections on such leases.

        Future maturities of the Notes, based on contractual maturities of the Leases for each of the succeeding fiscal years, are as follows:


                          1999-1         1999-2         2000-1         2000-2        2001-1
                       Series Notes   Series Notes   Series Notes   Series Notes  Series Notes       Total
                       ----------------------------------------------------------------------------------------
      2003             $ 104,508      $ 138,135      $     99,682   $ 145,201     $ 168,106      $   655,632
      2004                                                 71,462     127,262       129,148          327,872
      2005                                                                           70,538           70,538
                       ----------------------------------------------------------------------------------------
                       $ 104,508      $ 138,135      $    171,144   $ 272,463     $ 367,792      $ 1,054,042
                       ========================================================================================


        During fiscal 2002, income generated from the Leases was $196,882, other income earned was $1,758, while interest expense was $93,609 and administrative expenses were $10,853. Principal collections on lease receivables during fiscal 2002 were $886,408, proceeds from lease-backed notes were $0 and the Company repaid $743,347 of principal on the Notes. During fiscal 2001, income generated from the Leases was $213,947, other income earned was $5,494, while interest expense was $113,383 and administrative expenses were $11,806. Principal collections on lease receivables during fiscal 2001 were $1,484,435, proceeds from lease-backed notes were $1,226,761 and the Company repaid $699,883 of principal on the Notes. The Company's portfolio of Leases has an average yield of 10.6% at September 30, 2002, while the Company's weighted average interest rate of its total debt cost during fiscal 2002 is 6.3%.


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

        The following tables present, as of September 30, 2002 and 2001, information regarding the interest rate swap agreements to which we are a party:
(i) the notional  amount,  (ii) the fixed  interest rate payable by the Company,
(iii) the variable interest rate payable to the Company by the counterparty under the agreement, (iv) the fair value of the instrument, and (v) the maturity date of the agreement.


                                        September 30, 2002
----------------------------------------------------------------------------------------------------
     Notional Amount  Fixed Interest Rate  Variable Interest Rate       Fair Value    Maturity Date
----------------------------------------------------------------------------------------------------

$            272,463               6.475%                   LIBOR  $      (13,671)        July 2007
$            241,592               4.825%           LIBOR + 0.23%  $       (6,002)     January 2006
$             86,634               7.802%           LIBOR + 0.19%  $       (2,536)       March 2004
$             46,538               6.270%                   LIBOR  $         (314)      August 2003
$            126,200               5.435%           LIBOR + 0.26%  $       (8,383)     October 2008
$             84,510               7.820%           LIBOR + 0.23%  $       (7,281)   September 2006

                                        September 30, 2001
----------------------------------------------------------------------------------------------------
     Notional Amount  Fixed Interest Rate  Variable Interest Rate       Fair Value    Maturity Date
----------------------------------------------------------------------------------------------------

$            370,706               6.475%                   LIBOR  $      (19,060)        July 2007
$            260,000               4.825%           LIBOR + 0.23%  $       (6,004)     January 2006
$            219,939               7.802%           LIBOR + 0.19%  $       (9,357)       March 2004
$            145,407               6.270%                   LIBOR  $       (3,382)      August 2003
$            126,200               5.435%           LIBOR + 0.26%  $       (4,715)     October 2008
$             84,510               7.820%           LIBOR + 0.23%  $       (8,104)   September 2006

ITEM 8.   Financial Statements and Supplementary Data

        The financial statements of the Company are submitted herewith on Pages F-1 through F-11 of this report.

                                 Quarterly Data

        The following table shows comparative summarized unaudited quarterly results for fiscal 2002 and 2001:

                                                    First          Second         Third         Fourth
                                                  Quarter         Quarter       Quarter        Quarter       Total
                                            -----------------------------------------------------------------------
2002
Lease finance income                             $ 56,855        $ 52,610      $ 46,089       $ 41,328    $196,882
Interest expense                                   28,392          24,507        21,934         18,776      93,609
Net income before cumulative effect of
   change in accounting principle                  15,519          15,424        13,163         13,143      57,249
Net income (loss)                                  15,519          15,424     (830,589)         13,143   (786,503)


                                                    First          Second         Third         Fourth
                                                  Quarter         Quarter       Quarter        Quarter       Total
                                            -----------------------------------------------------------------------
2001
Lease finance income                             $ 45,011        $ 53,587      $ 52,590       $ 62,759   $ 213,947
Interest expense                                   24,652          29,853        27,192         31,686     113,383
Net income                                         19,523          22,255        23,767         28,707      94,252


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        (No response to this item is required.)

                                    PART III

ITEM 14.   Controls and Procedures

        (No response to this item is required.)

                                    PART IV

ITEM 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     List of Financial Statements

                                                                                                      Page
                                                                                                    ---------
             Report of Independent Accountants                                                         F-1
             Balance Sheets at September 30, 2002 and 2001                                             F-2
             Statements of Operations for Fiscal Years Ended September 30, 2002, 2001 and 2000         F-3
             Statements of Cash Flows for Fiscal Years Ended September 30, 2002, 2001 and 2000         F-4
             Statements of Changes in Member's (Deficit) Equity for Fiscal Years Ended September 30,
                      2002, 2001 and 2000                                                              F-5
             Notes to Financial Statements                                                             F-6


        Financial Statements and Schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because they are inapplicable.

(b)  Exhibits

3.1 Certificate of Formation of IKON Receivables, LLC, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-71073) is incorporated herein by reference.

3.2 Third Amended and Restated Limited Liability Company Agreement of IKON Receivables, LLC, filed as Exhibit 3.3 to the Company's Form 8-K dated June 16, 2001 is incorporated herein by reference.

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

4.3 Indenture, dated as of June 1, 2000 among the Company, Bank One, NA, as Trustee, and IOS Capital Inc., as Servicer, filed as Exhibit 4.1 to the Company's Form 8-K dated June 16, 2001 is incorporated herein by reference.

4.4 Indenture, dated as of December 1, 2000 among the Company, The Chase Manhattan Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as
       Exhibit 4.1 to the Company's Form 8-K dated November 29, 2000 is incorporated herein by reference.

4.5 Indenture, dated as of June 1, 2001, among the Company, SunTrust Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to the Company's Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.1 Assignment and Servicing Agreement, dated as of April 1, 1999, among the Company, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company's Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.2 Assignment and Servicing Agreement, dated as of October 1, 1999, among the Company, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company's Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.3 Assignment and Servicing Agreement, dated as of June 1, 2000, among the Company, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company's Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.4 Assignment and Servicing Agreement, dated as of December 1, 2000, among the Company, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company's Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.5 Assignment and Servicing Agreement, dated as of June 1, 2001, among the Company, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company's Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.6 Indemnification Agreement, dated as of October 7, 1999, among Lehman Brothers, Chase Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company's Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.7 Indemnification Agreement, dated as of May 25, 1999, among Lehman Brothers, Chase Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company's Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.8 Indemnification Agreement, dated June 2, 2000, among Chase Securities Inc., Banc of America Securities LLC, Deutsche Banc Alex. Brown, Lehman Brothers Inc., and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company's Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.9 Indemnification Agreement, dated December 7, 2000, among Chase Securities, Inc., Banc of America Securities LLC, Deutsche Banc Alex. Brown, Lehman Brothers, Inc. and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as
       Exhibit 10.2 to the Company's Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.10 Indemnification Agreement, dated June 28, 2001, among Deutsche Banc Alex. Brown Inc., Banc of America Securities LLC, J. P. Morgan Securities Inc., Lehman Brothers Inc. and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company's Form 8-K dated June 16, 2001 is incorporated herein by reference.

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

10.13 Insurance and Indemnity Agreement, dated June 2, 2000, among IOS Capital, Inc., as Originator and Servicer, the Company, IKON Receivables-1, LLC, Bank One, N.A. and Ambac Assurance Corporation, as Insurer, filed as
       Exhibit 10.3 to the Company's Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.14 Insurance and Indemnity Agreement, dated December 7, 2000, among IOS Capital, Inc., as Originator and Servicer, the Company, IKON Receivables-1, LLC, The Chase Manhattan Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company's Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.15 Insurance and Indemnity Agreement, dated June 28, 2001, among IOS Capital, Inc., as Originator and Servicer, the Company, IKON Receivables-1, LLC, SunTrust Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company's Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.16 Schedule to ISDA Master Agreement (the "Schedule"), between The Chase Manhattan Bank and the Issuer, Credit Support Annex to the Schedule, between the Chase Manhattan Bank and the Issuer, Confirmation to the ISDA Master Agreement for the Class A-3 Notes, between the Chase Manhattan Bank and the Issuer, and Confirmation to the ISDA Master Agreement for the Class A-4 Notes, between the Chase Manhattan Bank and the Company, each dated as of June 2, 2000, filed as Exhibit 10.4 to the Company's Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.17 Schedule to ISDA Master Agreement (the "Schedule"), between Lehman Brothers Financial Products, Inc. and the Issuer, Credit Support Annex to the Schedule, between Lehman Brothers Financial Products, Inc. and the Issuer, Confirmation to the ISDA Master Agreement for the Class 3b Notes, between Lehman Brothers Financial Products, Inc. and the Company, each dated as of October 7, 1999, filed as Exhibit 10.4 to the Company's Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.18 Schedule to ISDA Master Agreement, between Lehman Brothers Special Financing Inc. and the Issuer and Confirmation to the ISDA Master Agreement, between Lehman Brothers Special Financing, Inc. and the Company, each dated as of December 7, 2000, filed as Exhibit 10.4 to the Company's Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.19 Schedule to ISDA Master Agreement, between Deutsche Bank AG, New York Branch and the Issuer and Confirmations to the ISDA Master Agreement, between Deutsche Bank AG, New York Branch and the Company, each dated as of June 28, 2001, filed as Exhibit 10.4 to the Company's Form 8-K dated November 29, 2000 is incorporated herein by reference.

12     Ratio of Earnings to Fixed Charges.

23     Consent of PricewaterhouseCoopers LLP

99.1   Certifications Pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

(c)    Reports on Form 8-K

       None.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of IKON Office Solutions, Inc.

In our opinion, the accompanying balance sheets as of September 30, 2002 and 2001 and the related statements of operations, cash flows, changes in member's (deficit) equity present fairly, in all material respects, the financial position of IKON Receivables, LLC at September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 8 to the financial statements, the Company adopted Statements of Financial Accounting Standards No. 133, as amended, Accounting For Derivative Instruments and Hedging Activities, in Fiscal 2001.

As discussed in Notes 2 and 7 to the financial statements, the Company has recorded a change in accounting for income taxes, which has been retroactively adopted as of October 1, 2001.


/s/  PricewaterhouseCoopers LLP
Philadelphia, PA
December 2, 2002

                              IKON RECEIVABLES, LLC

                                 BALANCE SHEETS

                                                                                      September 30,
                             Assets                                             2002                 2001
                                                                            -----------           -----------
Investments in leases:
         Finance lease receivables                                          $ 1,518,632           $ 2,493,399
         Less: Unearned income                                                 (202,312)             (384,020)
                                                                            -----------           -----------
                                                                              1,316,320             2,109,379

Cash                                                                                  1                     1
Restricted cash                                                                  83,084               126,861
Accounts receivable                                                              39,788                67,144
Prepaid expenses and other assets                                                 2,905                 5,894
Deferred tax assets                                                              15,353                20,416
                                                                            -----------           -----------

                  Total assets                                              $ 1,457,451           $ 2,329,695
                                                                            ===========           ===========

           Liabilities and Member's (Deficit) Equity

Liabilities:
         Accrued expenses                                                   $    41,188           $    56,265
         Lease-backed notes                                                   1,054,042             1,797,389
         Deferred income taxes                                                  526,528
                                                                            -----------           -----------
                           Total liabilities                                  1,621,758             1,853,654
                                                                            -----------           -----------

Commitments and contingencies

Member's (deficit) equity:
         Contributed capital                                                    467,286               328,476
         Retained (deficit) earnings                                           (608,564)              177,939
         Accumulated other comprehensive loss                                   (23,029)              (30,374)
                                                                            -----------           -----------
                           Total member's (deficit) equity                     (164,307)              476,041
                                                                            -----------           -----------

                   Total liabilities and member's (deficit) equity          $ 1,457,451           $ 2,329,695
                                                                            ===========           ===========


                                See accompanying notes to financial statements.

                                                     F-2

                              IKON RECEIVABLES, LLC

                            STATEMENTS OF OPERATIONS



                                                                     Fiscal Year Ended
                                                                        September 30,
                                                           2002              2001            2000
                                                        ---------         ---------        ---------
Revenues:
         Lease finance income                           $ 196,882         $ 213,947        $ 153,097
         Other income                                       1,758             5,494            4,241
                                                        ---------         ---------        ---------
                                                          198,640           219,441          157,338
                                                        ---------         ---------        ---------

Expenses:
         Interest                                          93,609           113,383           82,431
         General and administrative                        10,853            11,806            8,794
                                                        ---------         ---------        ---------
                                                          104,462           125,189           91,225
                                                        ---------         ---------        ---------

Income before income taxes and cumulative effect
   of change in accounting principle                       94,178            94,252           66,113

Provision for income taxes                                 36,929
                                                        ---------         ---------        ---------

Net income before cumulative effect of change in
   accounting principle                                    57,249            94,252           66,113

Cumulative effect of change in accounting
   principle (Note 7)                                    (843,752)
                                                        ---------         ---------        ---------

Net (loss) income                                       $(786,503)        $  94,252        $  66,113
                                                        =========         =========        =========

Proforma net income assuming the change in accounting principle had been applied retroactively:

Reported net income                                                       $  94,252         $  66,113
Proforma tax expense                                                         37,701            26,445
                                                                          ---------        ----------
Proforma net income                                                       $  56,551         $  39,668
                                                                          =========        ==========

                            See accompanying notes to financial statements.




                              IKON RECEIVABLES, LLC

                            STATEMENTS OF CASH FLOWS



                                                                                           Fiscal Year Ended
                                                                                             September 30,
                                                                              2002                2001                2000
                                                                          -----------         -----------         -----------
Cash flows from operating activities
Net (loss) income                                                         $  (786,503)        $    94,252         $    66,113
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
          Amortization                                                          3,160               3,477               2,763
          Cumulative effect of change in accounting principle                 843,752
          Provision for deferred taxes                                         36,929
          Changes in operating assets and liabilities:
               Decrease (increase) in accounts receivable                      27,356             (13,520)            (29,566)
               Increase in prepaid expenses and other assets                     (171)             (1,444)             (1,523)
               (Decrease) increase in accrued expenses                         (2,669)              1,000               2,332
                                                                          -----------         -----------         -----------
Net cash provided by operating activities                                     121,854              83,765              40,119
                                                                          -----------         -----------         -----------

Cash flows from investing activities
     Investments in leases:
          Collections, net of finance income earned                           886,408           1,484,435             721,855
                                                                          -----------         -----------         -----------
Net cash provided by investing activities                                     886,408           1,484,435             721,855
                                                                          -----------         -----------         -----------

Cash flows from financing activities
     Proceeds from lease-backed notes                                                           1,226,761           1,194,849
     Payments on lease-backed notes                                          (743,347)           (699,883)           (553,412)
     Decrease (increase) in restricted cash                                    43,777             (34,947)            (62,289)
     Capital distributed to Sole Member                                      (308,692)         (2,060,131)         (1,367,815)
                                                                          -----------         -----------         -----------
Net cash used in financing activities                                      (1,008,262)         (1,568,200)           (788,667)
                                                                          -----------         -----------         -----------

Decrease in cash                                                                                                      (26,693)
Cash at beginning of year                                                           1                   1              26,694
                                                                          -----------         -----------         -----------
Cash at end of year                                                       $         1         $         1         $         1
                                                                          ===========         ===========         ===========



Supplemental financing activities:
     Noncash capital contributions                                        $   484,841         $ 2,109,129         $ 1,498,169
                                                                          ===========         ===========         ===========
     Interest paid                                                        $    85,935         $   112,276         $    80,210
                                                                          ===========         ===========         ===========


                                        See accompanying notes to financial statements.

                                                             F-4

                                                  IKON RECEIVABLES, LLC

                                   STATEMENTS OF CHANGES IN MEMBER'S (DEFICIT) EQUITY



                                                                             Accumulated     Total
                                                              Retained          Other       Member's          Total
                                            Contributed       Earnings      Comprehensive    Equity       Comprehensive
                                              Capital         (Deficit)          Loss       (Deficit)     Income (Loss)
                                          -----------------------------------------------------------------------------
Balance at September 30, 1999              $   149,124     $    17,574                     $   166,698

Net income                                                      66,113                          66,113     $    66,113
Equipment leases contributed by Sole
   Member                                    1,498,169                                       1,498,169
Capital distributions                       (1,367,815)                                     (1,367,815)
                                                                                                           -----------
Total comprehensive income                                                                                      66,113
                                          ------------------------------------------------------------     ===========
Balance at September 30, 2000                  279,478          83,687                         363,165

Net income                                                      94,252                          94,252          94,252
Equipment leases contributed by Sole
   Member                                    2,109,129                                       2,109,129
Capital distributions                       (2,060,131)                                     (2,060,131)
Cumulative effect of change in
   accounting principle for derivative
   and hedging activities (SFAS 133),
   net of taxes of $2,314                                                  $    (3,471)         (3,471)         (3,471)
Loss on derivative financial
   instruments, net of taxes of $17,934                                        (26,903)        (26,903)        (26,903)
                                                                                                           -----------
Total comprehensive income                                                                                      63,878
                                          ------------------------------------------------------------     ===========
Balance at September 30, 2001                  328,476         177,939         (30,374)        476,041

Net income before cumulative effect of
   change in accounting principle                               57,249                          57,249          57,249
Cumulative effect of change in
   accounting principle (Note 7)                              (843,752)                       (843,752)       (843,752)
Equipment leases contributed by Sole
   Member, net of deferred taxes of $37,339     56,010                                          56,010
Reversal of income tax liability (Note 7)      391,492                                         391,492
Capital distributions                         (308,692)                                       (308,692)
Gain on derivative financial
   instruments, net of taxes of $4,897                                           7,345           7,345           7,345
                                                                                                           -----------
Total comprehensive loss                                                                                   $  (779,158)
                                          ------------------------------------------------------------     ===========
Balance at September 30, 2002              $   467,286     $  (608,564)    $   (23,029)    $  (164,307)
                                          ============================================================

                                     See accompanying notes to financial statements.



                              IKON RECEIVABLES, LLC

                          NOTES TO FINANCIAL STATEMENTS



1.   Organization

        IKON Receivables, LLC (the "Company") is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-1, LLC ("Sole Member"), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital, LLC ("IOSC"), a wholly-owned finance subsidiary of IKON Office Solutions, Inc. ("IKON"), a publicly traded company with fiscal 2002 revenues of approximately $4.8 billion. IKON is a leading provider of products and services that help businesses manage document workflow and increase efficiency. IKON provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal document solutions, as well as network design and consulting and e-business development. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc. (the "Manager").

        The Company was organized to engage exclusively in the following business and financial activities: to purchase or acquire from IKON, or any subsidiary or affiliate of IKON, any right to payment, whether constituting an account, chattel paper, instrument or general intangible, and certain related property (other than equipment) and rights (collectively, "Lease Receivables"), and hold, sell, transfer, pledge or otherwise dispose of Lease Receivables or interests therein; to enter into any agreement related to any Lease Receivables that provides for the administration, servicing and collection of amounts due on such Lease Receivables and any interest rate hedging arrangements in connection therewith; to distribute Lease Receivables or proceeds from Lease Receivables and any other income to its Sole Member; and to engage in any lawful act or activity and to exercise any power that is incidental and necessary or convenient to the foregoing and permitted under Delaware law.

        Neither the Sole Member nor the Manager is liable for the debts, liabilities, contracts or other obligations of the Company solely by reason of being the Sole Member or Manager of the Company.

        The Company's organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of the Sole Member, IOSC, or IKON, should any of these entities become subject to such a proceeding. The Company is legally separate from each of the foregoing entities, and the assets of the Company, including, without limitation, the Lease Receivables, are not available to the creditors of the Sole Member, IOSC, or IKON.

2.   Significant Accounting Policies

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes. Actual results could differ from those estimates and assumptions.

        Revenue Recognition

        Finance income and rental income are recognized over the related lease term. Revenue for other income is recognized in the period earned.

        Income Taxes

        The Company is classified as a single-member limited liability corporation ("LLC") and, as such, is disregarded as an entity separate from its owners for income tax purposes. The Company has become aware that the predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements, and has concluded this is a more informative presentation. On April 1, 2002, the Company changed its accounting policy to a preferable method and began recording income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes." The Company and the Sole Member are included in the consolidated tax return of IKON, and for purposes of applying SFAS 109, are allocated current and deferred income taxes on a separate return basis. Currently payable/receivable income taxes are settled in accordance with an informal tax sharing agreement with IKON and the Sole Member.

        Financial Instruments

        The Company uses interest rate swap agreements for purposes other than trading. Interest rate swap agreements are used by the Company to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreements are designated as hedges, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Such an agreement involves the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which payments are based. Gains and losses on terminations of interest rate swap agreements are deferred and amortized over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in income at the time of extinguishment.

        The Company adopted SFAS 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities", on October 1, 2000. SFAS 133 requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income (Loss) ("OCI") depending on the type of hedging instrument and the effectiveness of those hedges. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative loss adjustment to OCI of $3,471, after taxes, to recognize the fair value of its derivatives as of the date of adoption.

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

        As of September 30, 2002, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the year ended September 30, 2002, unrealized net gains totaling $7,345, after taxes, were recorded in OCI.

        Restricted Cash

        Restricted cash on the balance sheet represents the cash that has been collected on the leases that are pledged as collateral for lease-backed notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on lease-backed notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of leases pledged as collateral on the lease-backed notes and timing of collections on such leases.

3.      Capital Contributions

        In fiscal 2002,  2001 and 2000,  the Sole Member made  non-cash  capital contributions to the Company of $484,841, $2,109,129 and $1,498,169, respectively, of office equipment leases or contracts and related assets (the "Leases") and the reversal of income tax liability (see note 7).

4.      Servicing Agreement

        The Company has a servicing agreement with IOSC pursuant to which IOSC services the Leases and provides administrative services to the Company. The servicing fee is calculated by multiplying 0.75% by the lesser of the discounted present value of performing leases or the outstanding amount of the lease-backed notes (see Note 6). The servicing fee expense was $10,853, $11,806 and $8,794 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

5.      Investments in Leases

        At  September  30,  2002,   contractual   maturities  of  finance  lease
receivables are as follows:

                                                                       Net                          Investment
                                                                      Leases        Residual        In Leases
                                                                -------------------------------------------------
              2003                                                $     462,700   $     90,240   $       552,940
              2004                                                      367,513         71,675           439,188
              2005                                                      249,965         48,750           298,715
              2006                                                      138,389         26,990           165,379
              2007                                                       51,848         10,112            61,960
              2008                                                          358             92               450
                                                                -------------------------------------------------
                                                                  $   1,270,773   $    247,859   $     1,518,632
              Less unearned interest                                  (169,295)       (33,017)         (202,312)
                                                                -------------------------------------------------
                                                                  $   1,101,478   $    214,842   $     1,316,320
                                                                =================================================

        Residual values included in the investment in leases are paid by IKON at the end of the lease. The equipment is then transferred to IKON.

6.      Lease-Backed Notes

        The Company has issued Series 1999-1,  1999-2, 2000-1, 2000-2 and 2001-1
Lease-Backed Notes (collectively, the "Notes") as described below:

                                                                 Principal
                                                                    Amount
                                              Principal     Outstanding at                                 Stated
                                               Issuance      September 30,                               Maturity
     Series          Notes  Issuance Date        Amount               2002       Interest Rate               Date
     ------          -----  -------------        ------               ----       -------------               ----

     1999-1      Class A-1       05/25/99     $ 304,474                                  5.11%          June 2000
                 Class A-2       05/25/99        61,579                                  5.60%           May 2005
                 Class A-3       05/25/99       304,127           $ 23,046               5.99%           May 2005
                 Class A-4       05/25/99        81,462             81,462               6.23%           May 2005
                                                -------            -------
                                Sub-Total       751,642            104,508
                                                -------            -------

     1999-2      Class A-1       10/07/99       235,326                               6.14125%       October 2000
                 Class A-2       10/07/99        51,100                                  6.31%           May 2001
                 Class A-3a      10/07/99       100,000             19,319               6.59%        August 2003
                 Class A-3b      10/07/99       240,891             46,538       LIBOR + 0.36%        August 2003
                 Class A-4       10/07/99        72,278             72,278               6.88%      November 2005
                                                -------            -------
                                Sub-Total       699,595            138,135
                                                -------            -------

     2000-1      Class A-1       06/02/00       130,000                               6.99625%          June 2001
                 Class A-2       06/02/00        54,000                                  7.51%         March 2002
                 Class A-3       06/02/00       230,000             86,634       LIBOR + 0.19%         March 2004
                 Class A-4       06/02/00        84,510             84,510       LIBOR + 0.23%     September 2006
                                                -------            -------
                                Sub-Total       498,510            171,144
                                                -------            -------

     2000-2      Class A-1       12/07/00       193,532                               6.66125%      December 2001
                 Class A-2       12/07/00        70,193                                  6.60%     September 2002
                 Class A-3       12/07/00       290,800            192,557       LIBOR + 0.23%       October 2004
                 Class A-4       12/07/00        79,906             79,906       LIBOR + 0.27%          July 2007
                                                -------            -------
                                Sub-Total       634,431            272,463
                                                -------            -------

     2001-1      Class A-1       06/28/01       168,000                               3.73375%          July 2002
                 Class A-2       06/28/01        41,000                                  4.16%         March 2004
                 Class A-3       06/28/01       260,000            241,592       LIBOR + 0.23%       January 2006
                 Class A-4       06/28/01       126,200            126,200       LIBOR + 0.26%       October 2008
                                                -------            -------
                                Sub-Total       595,200            367,792
                                                -------            -------

                                    Total    $3,179,378         $1,054,042
                                             ==========         ==========


        The Notes were issued pursuant to certain indentures ("Indentures") between the Company, IOSC, and certain Indenture trustees. The Notes are collateralized by a pool of office equipment leases or contracts and related assets (the "Leases") acquired or originated by IOSC (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) and all related casualty payments, retainable deposits, and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancelable insurance policies from Ambac Assurance Corporation with respect to the Notes. On each payment date, funds available from the collection of lease receivables will be paid to the noteholders in the order of their priority class.

        The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 1999-2 Class A-3b, 2000-1 Class A-3, 2000-1 Class A-4, 2000-2 Class A-3, 2000-2 Class A-4, 2001-1 Class A-3 and
2001-1 Class A-4 Notes have been fixed at 6.63%, 7.802%, 7.82%, 6.475%,  6.475%,
4.825% and 5.435%, respectively, through interest rate swaps.

        IOSC services the Leases and may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files, and receives a monthly service fee from the Company for servicing the Leases.

        Future maturities of the Notes, based on contractual maturities of the Leases for each of the succeeding fiscal years, are as follows:


                          1999-1         1999-2         2000-1         2000-2        2001-1
                       Series Notes   Series Notes   Series Notes   Series Notes  Series Notes       Total
                       ----------------------------------------------------------------------------------------
      2003             $ 104,508      $ 138,135      $     99,682   $ 145,201     $ 168,106      $   655,632
      2004                                                 71,462     127,262       129,148          327,872
      2005                                                                           70,538           70,538
                       ----------------------------------------------------------------------------------------
                       $ 104,508      $  138,135     $    171,144   $ 272,463     $ 367,792      $ 1,054,042
                       ========================================================================================


7.      Income Taxes

        The Company is classified as a single-member LLC and, as such, is disregarded as an entity separate from its owners for income tax purposes. The Company has become aware that the predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements, and has concluded that is a more informative presentation. On April 1, 2002, the Company changed its accounting policy to a preferable method and began recording income taxes in accordance with SFAS 109. The Company and the Sole Member are included in the consolidated tax return of IKON, and for purposes of applying SFAS 109, are allocated current and deferred income taxes on a separate return basis. Currently payable/receivable income taxes are settled in accordance with an informal tax sharing agreement with IKON and the Sole Member.

        The change in accounting for income taxes has been retroactively adopted as of October 1, 2001, the first day of the current fiscal year. The net investments in leases represents the uncollected contractual cash flow of the leases that were contributed to the Company by the Sole Member in the form of contributed capital. The tax basis and related income tax benefits attributable to the leases are retained by the Sole Member. Therefore, the effect of the change in principle has resulted in a deferred tax liability of $843,752 and $526,528 at October 1, 2001 and September 30, 2002, respectively. The related deferred tax liability is attributed to the difference between the book and tax basis of the net leases outstanding. Because under the informal tax-sharing agreement the Company is not obligated to reimburse the Sole Member for current income taxes, all reversals of the deferred tax liability to current income taxes payable for the Company are expected to result in additional capital contributions from the Sole Member at the time of the reversal.

        The deferred tax asset balance of $15,353 on the balance sheet at September 30, 2002 is related to SFAS 133. See notes 1 and 8 to the financial statements.

        The components of the effective income tax rate were as follows:

                                                            Fiscal Year Ended
                                                              September 30,
                                                                  2002
                                                            -----------------
      Taxes at federal statutory rate                             35.0%
      State taxes, net of federal benefit                          4.2
                                                                -------
      Effective income tax rate                                   39.2%
                                                                -------

8.      Derivative Financial Instruments

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

        The following tables present, as of September 30, 2002 and 2001, information regarding the interest rate swap agreements to which we are a party:
(i) the notional  amount,  (ii) the fixed  interest rate payable by the Company,
(iii) the variable interest rate payable to the Company by the counterparty under the agreement, (iv) the fair value of the instrument, and (v) the maturity date of the agreement.

                                        September 30, 2002
     Notional Amount  Fixed Interest Rate  Variable Interest Rate       Fair Value    Maturity Date
----------------------------------------------------------------------------------------------------
$            272,463               6.475%                   LIBOR  $      (13,671)        July 2007
$            241,592               4.825%           LIBOR + 0.23%  $       (6,002)     January 2006
$             86,634               7.802%           LIBOR + 0.19%  $       (2,536)       March 2004
$             46,538               6.270%                   LIBOR  $         (314)      August 2003
$            126,200               5.435%           LIBOR + 0.26%  $       (8,383)     October 2008
$             84,510               7.820%           LIBOR + 0.23%  $       (7,281)   September 2006
----------------------------------------------------------------------------------------------------

                                        September 30, 2001
----------------------------------------------------------------------------------------------------
     Notional Amount  Fixed Interest Rate  Variable Interest Rate       Fair Value    Maturity Date
----------------------------------------------------------------------------------------------------

$            370,706               6.475%                   LIBOR  $      (19,060)        July 2007
$            260,000               4.825%           LIBOR + 0.23%  $       (6,004)     January 2006
$            219,939               7.802%           LIBOR + 0.19%  $       (9,357)       March 2004
$            145,407               6.270%                   LIBOR  $       (3,382)      August 2003
$            126,200               5.435%           LIBOR + 0.26%  $       (4,715)     October 2008
$             84,510               7.820%           LIBOR + 0.23%  $       (8,104)   September 2006

                                   SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K for the Fiscal Year ended September 30, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

IKON RECEIVABLES, LLC
Date: December 26, 2002
By:     IKON RECEIVABLES FUNDING, INC.,
        as Sole Member and Manager

By: /s/ Russell S. Slack
    --------------------------------
        Name:  Russell  S. Slack
        Title: President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on December 26, 2002 by the following persons on behalf of the registrant and in the capacities indicated.


         Signatures                                      Title
         ----------                                      -----

   /s/ Russell S. Slack                    President, Director and
--------------------------------           Principal Executive Officer
      Russell S. Slack

    /s/ Harry G. Kozee                     Vice President, Director and
--------------------------------           Principal Financial Officer
    Harry G. Kozee

   /s/ Kathleen M. Burns                   Vice President, Director and
--------------------------------           Treasurer
     Kathleen M. Burns

                                           Director
--------------------------------
     Robert C. Campbell

                                           Director
--------------------------------
      Robert W. Grier

CERTIFICATIONS

I, Russell S. Slack, President and Principal Executive Officer of IKON Receivables, LLC, certify that:

         1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of IKON Receivables, LLC;

         2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

         3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

         4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the servicing agreement; and

         5. I have disclosed to the registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Brokers or similar standard as set forth in the pooling and servicing agreement.


Date:    December 26, 2002



/s/ Russell S. Slack
Russell S. Slack
President and Principal Executive Officer

CERTIFICATIONS

I, Harry G. Kozee, Vice President - Finance, Principal Financial Officer, and Principal Accounting Officer of IKON Receivables, LLC, certify that:

         1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of IKON Receivables, LLC;

         2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

         3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

         4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the servicing agreement; and

         5. I have disclosed to the registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Brokers or similar standard as set forth in the pooling and servicing agreement.


Date: December 26, 2002



/s/ Harry G. Kozee
Harry G. Kozee
Vice President - Finance, Principal Financial Officer,
and Principal Accounting Officer