Form 10-Q
period 2002-12-31
IKON RECEIVABLES LLC
filed 2003-02-14
CIK 1077175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 333-71073

IKON Receivables, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	23-2990188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1738 Bass Road, P.O. Box 9115, Macon, Georgia	31208
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (478) 471-2300

Former name, former address and former fiscal year, if changed since last report: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Registered debt outstanding as of February 13, 2003 was $883,029,077.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format contemplated thereby.

IKON Receivables, LLC

INDEX*

PART I.	FINANCIAL INFORMATION

	Item 1.	Condensed Financial Statements

Balance Sheets – December 31, 2002 (unaudited) and September 30, 2002

Statements of Income – Three months ended December 31, 2002 and 2001 (unaudited)

Statements of Cash Flows – Three months ended December 31, 2002 and 2001 (unaudited)

Notes to Condensed Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

* All amounts contained in this quarterly report on Form 10-Q are in thousands unless otherwise noted.

FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference, information which may constitute forward-looking statements within the meaning of the federal securities laws. Although IKON Receivables, LLC (the “Company”) believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management’s current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the future financial condition and results of IKON Office Solutions, Inc. (“IKON”) and IOS Capital, LLC (“IOSC”). These risks and uncertainties, which apply to the Company, IOSC and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company’s ability to collect amounts due from lessees in order to make payments due in connection with the Company’s lease-backed notes (such as lessee defaults or factors impeding recovery efforts); growth opportunities and increasing market share; productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from the productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company’s business segments and the anticipated benefits of operational synergies related thereto; and the Company’s ability to finance its current operations and its growth initiatives. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

IKON Receivables, LLC

Balance Sheets

	December 31, 2002 (unaudited)	September 30, 2002
Assets
Investments in leases:
Finance lease receivables	$1,299,441	$1,518,632
Less: Unearned income	(165,344)	(202,312)

	1,134,097	1,316,320

Cash	1	1
Restricted cash	92,104	83,084
Accounts receivable	38,175	39,788
Prepaid expenses and other assets	2,303	2,905
Deferred tax assets	13,112	15,353

Total Assets	$1,279,792	$1,457,451

Liabilities and Member’s Deficit
Liabilities:
Accrued expenses	$35,152	$41,188
Lease-backed notes	897,129	1,054,042
Deferred income taxes	453,639	526,528

Total Liabilities	1,385,920	1,621,758

Commitments and contingencies

Member’s deficit:
Contributed capital	512,248	467,286
Retained deficit	(598,708)	(608,564)
Accumulated other comprehensive loss	(19,668)	(23,029)

Total Member’s Deficit	(106,128)	(164,307)

Total Liabilities and Member’s Deficit	$1,279,792	$1,457,451

See notes to condensed financial statements.

IKON Receivables, LLC

Statements of Income

(unaudited)

	Three Months Ended December 31,
	2002	2001
Revenues
Lease finance income	$34,276	$56,855
Interest income on restricted cash	251	636

	34,527	57,491

Expenses
Interest	16,230	28,392
General and administrative	1,871	3,235

	18,101	31,627

Income before taxes on income	16,426	25,864

Taxes on income	6,570	10,345

Net income before cumulative effect of a change in accounting principle	9,856	15,519

Cumulative effect of a change in accounting principle (Note 6)	—	(843,752)

Net income (loss)	$9,856	$(828,233)

See notes to condensed financial statements.

IKON Receivables, LLC

Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2002	2001
Cash Flows from Operating Activities
Net income (loss)	$9,856	$(828,233)
Additions (deductions) to reconcile net income to net cash provided by operating activities:
Amortization	748	925
Cumulative effect of a change in accounting principle	—	843,752
Provision for income taxes	6,570	10,345
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,613	262
Increase in prepaid expenses and other assets	(146)	(21)
Decrease in accrued expenses	(434)	(30)

Net cash provided by operating activities	18,207	27,000

Cash Flows from Investing Activities
Investments in leases:
Collections, net of financing income	175,193	204,796

Net cash provided by investing activities	175,193	204,796

Cash Flows from Financing Activities
Payments on lease-backed notes	(156,913)	(192,123)
(Increase) decrease in restricted cash	(9,020)	7,465
Capital distributed to IOS Capital, LLC (“IOSC”)	(27,467)	(47,138)

Net cash used in financing activities	(193,400)	(231,796)

Net increase in cash	—	—

Cash at beginning of year	1	1

Cash at end of period	$1	$1

Supplemental financing activities:

Noncash capital contributions	$72,429	$28,430

Interest paid	$16,663	$38,098

See notes to condensed financial statements.

IKON Receivables, LLC

Notes to Condensed Financial Statements

(unaudited)

Note 1:    Basis of Presentation

The accompanying unaudited condensed financial statements of IKON Receivables, LLC (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2:    Capital Contributions

In fiscal 2003, IOSC made non-cash capital contributions to the Company of $72,429 of office equipment leases or contracts and related assets and the reversal of income tax liability.

Note 3:    Lease-Backed Notes

The Company repaid $156,913 of lease-backed notes for the three months ended December 31, 2002.

Note 4:    Comprehensive Income (Loss)

Total comprehensive income (loss) is as follows:

	Three Months Ended December 31,
	2002	2001
Net income (loss)	$9,856	$(828,233)
Gain on derivative financial instruments, net of tax expense of:
$2,241 and $2,414 for the three months ended December 31, 2002 and 2001, respectively	3,361	3,621

Total comprehensive income (loss)	$13,217	$(824,612)

Note 5:    Financial Instruments

As of December 31, 2002, all of the Company’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the three months ended December 31, 2002, an unrealized gains totaling $3,361 after taxes, were recorded in accumulated other comprehensive loss.

Note 6:    Income Taxes

The Company is classified as a single-member limited liability corporation (“LLC”) and, as such, is disregarded as an entity separate from its owners for income tax purposes. During fiscal 2002, the Company became aware that the predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements, and concluded that this is a more informative presentation. On April 1, 2002, the Company changed its accounting policy to a preferable method and began recording income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). The Company and IKON Receivables Funding, Inc. (the “Sole Member”) are included in the consolidated tax return of IKON Office Solutions, Inc. (“IKON”) and, for purposes of applying SFAS 109, are allocated current and deferred income taxes on a separate return basis. Currently payable/receivable income taxes are settled in accordance with an informal tax sharing agreement with IKON and the Sole Member.

The change in accounting for income taxes was retroactively adopted as of October 1, 2001, the first day of the fiscal year of the change. The $843,752 cumulative effect of the change on prior years is included in income for the three months ended December 31, 2001.

        The net investment in leases represents the uncollected contractual cash flow of the leases that were contributed to the Company by the Sole Member in the form of contributed capital. The tax basis and related income tax benefits attributable to the leases are retained by the Sole Member. Therefore, the effect of the change in principle resulted in a deferred tax liability of $843,752 at October 1, 2001. The related deferred tax liability is attributed to the difference between the book and tax basis of the net leases outstanding. Because, under the informal tax-sharing agreement the Company is not obligated to reimburse the Sole Member for current income taxes, all reversals of the deferred tax liability to current income taxes payable for the Company are expected to result in additional capital contributions from the Sole Member at the time of the reversal.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended December 31, 2002

Compared to the Three Months Ended December 31, 2001

Lease finance income earned on the leases offsets interest expense on the lease-backed notes, amortization of debt issuance costs and the fees charged by IOSC for servicing the leases and providing administrative services to the Company. For the three months ended December 31, 2002 and 2001, income generated from the leases was $34,276 and $56,855, interest income on restricted cash was $251 and $636, while interest expense during this period was $16,230 and $28,392 and administrative expenses were $1,871 and $3,235, respectively. Collections on the lease receivables, net of financing income were $175,193 and $204,796 and the Company repaid $156,913 and $192,123 of principal on the lease-backed notes for the three months ended December 31, 2002 and 2001, respectively. Taxes on income for the three months ended December 31, 2002 and 2001 were $6,570 and $10,345, respectively. The effective income tax rate was 40% for both periods. The changes described above are directly related to the paydown of the debt and collections on finance lease receivables from December 31, 2001 to December 31, 2002.

Contractual Obligations

The following summarizes the Company’s significant contractual obligations and commitments as of December 31, 2002:

	Payments due
		December 31,	December 31,
Contractual Obligations	Total	2003	2005
Lease-backed notes	$897,129	$566,980	$330,149

Payments on lease-backed notes generally are made from collections of our finance lease receivables. At December 31, 2002, lease-backed notes were $897,129 and net finance lease receivables were $1,134,097.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.

IKON RECEIVABLES, LLC
Date:	February 14, 2003
By:	IKON RECEIVABLES FUNDING, INC., as Sole Member and Manager

By:	/s/ Harry G. Kozee

Name:	Harry G. Kozee
Title:	Vice President – Finance (Principal Financial Officer)