Form 10-Q
period 2003-03-31
IKON RECEIVABLES LLC
filed 2003-05-15
CIK 1077175

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              ____________________



                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or

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



       Registrant's telephone number, including area code: (478) 471-2300
                   _________________________________________



             Former name, former address and former fiscal year, if
                        changed since last report: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Registered debt outstanding as of May 13, 2003 was $647,582,957.


The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format contemplated thereby.

================================================================================





                              IKON Receivables, LLC

                                     INDEX*



PART I.    FINANCIAL INFORMATION

        Item 1.   Condensed Financial Statements

                  Balance Sheets - March 31, 2003 (unaudited) and September 30, 2002

                  Statements of Income - Three and six months ended March 31, 2003 and 2002 (unaudited)

                  Statements of Cash Flows - Six months ended March 31, 2003 and
                  2002 (unaudited)

                  Notes to Condensed Financial Statements (unaudited)

        Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

        Item 4.   Controls and Procedures

PART II.   OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES




























* All amounts contained in this quarterly report on Form 10-Q are in thousands unless otherwise noted.

                           FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although IKON Receivables, LLC (the "Company") believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the future financial condition and results of IKON Office Solutions, Inc. ("IKON") and IOS Capital, LLC ("IOSC"). These risks and uncertainties, which apply to the Company, IOSC and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company's ability to collect amounts due from lessees in order to make payments due in connection with the Company's lease-backed notes (such as lessee defaults or factors impeding recovery efforts); growth opportunities and increasing market share; productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of IKON's business segments and the anticipated benefits of operational synergies related thereto; and IKON's ability to finance its current operations and its growth initiatives. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company, IOSC or IKON.









                                        PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements


                                                IKON Receivables, LLC
                                                   Balance Sheets



                                                                                      March 31, 2003    September 30,
                                                                                       (unaudited)           2002
------------------------------------------------------------------------------------------------------------------------

Assets
Investments in leases:
     Finance lease receivables                                                      $         967,701 $       1,518,632
     Less: Unearned income                                                                  (119,386)         (202,312)
------------------------------------------------------------------------------------------------------------------------
                                                                                              848,315         1,316,320

Cash                                                                                                1                 1
Restricted cash                                                                                79,079            83,084
Accounts receivable                                                                            26,540            39,788
Prepaid expenses and other assets                                                               1,758             2,905
Deferred tax assets                                                                            10,763            15,353
------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                        $         966,456 $       1,457,451
========================================================================================================================

Liabilities and Member's Deficit
Liabilities:
     Accrued expenses                                                               $          28,772 $          41,188
     Lease-backed notes                                                                       690,531         1,054,042
     Deferred income taxes                                                                    339,326           526,528
------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                           1,058,629         1,621,758
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Member's deficit:
     Contributed capital                                                                      516,650           467,286
     Retained deficit                                                                       (592,678)         (608,564)
     Accumulated other comprehensive loss                                                    (16,145)          (23,029)
------------------------------------------------------------------------------------------------------------------------
Total Member's Deficit                                                                       (92,173)         (164,307)
------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Member's Deficit                                              $         966,456 $       1,457,451
========================================================================================================================
















See notes to condensed financial statements.





                                                IKON Receivables, LLC
                                                Statements of Income
                                                    (unaudited)

                                                                    Three Months Ended                 Six Months Ended
                                                                        March 31,                         March 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                     2003             2002             2003               2002
-------------------------------------------------------------------------------------------------------------------------------
Revenues
Lease finance income                                         $     22,282   $       52,610   $       56,558   $        109,465
Interest income on restricted cash                                    120              499              371              1,135
-------------------------------------------------------------------------------------------------------------------------------
                                                                   22,402           53,109           56,929            110,600
-------------------------------------------------------------------------------------------------------------------------------

Expenses
Interest                                                           11,097           24,507           27,327             52,899
General and administrative                                          1,255            2,895            3,126              6,130
-------------------------------------------------------------------------------------------------------------------------------
                                                                   12,352           27,402           30,453             59,209
-------------------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                      10,050           25,707           26,476             51,571

Taxes on income                                                     4,020           10,283           10,590             20,628
-------------------------------------------------------------------------------------------------------------------------------

Net income before cumulative effect of a change
       in accounting principle                                      6,030           15,424           15,886             30,943

Cumulative effect of a change in accounting principle
(Note 6)                                                                                                             (843,752)
-------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                            $      6,030   $       15,424   $       15,886   $      (812,809)
===============================================================================================================================





See notes to condensed financial statements.







                                              IKON Receivables, LLC
                                            Statements of Cash Flows
                                                   (unaudited)

                                                                                      Six Months Ended
                                                                                         March 31,
---------------------------------------------------------------------------------------------------------------
                                                                                   2003             2002
---------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net income (loss)                                                            $        15,886  $      (812,809)
Additions (deductions) to reconcile net income to net cash provided by operating activities:
     Amortization                                                                      1,218             1,694
     Cumulative effect of a change in accounting principle                                 -           843,752
     Provision for income taxes                                                       10,590            20,628
     Changes in operating assets and liabilities:
         Decrease in accounts receivable                                              13,248            18,302
         Increase in prepaid expenses and other assets                                  (71)              (30)
         Decrease in accrued expenses                                                  (942)           (1,332)
---------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                    39,929            70,205
---------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
     Investments in leases:
         Collections, net of financing income                                        331,615           402,069
---------------------------------------------------------------------------------------------------------------
         Net cash provided by investing activities                                   331,615           402,069
---------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
     Payments on lease-backed notes                                                (363,511)         (376,666)
     Decrease in restricted cash                                                       4,005             7,169
     Capital distributed to IOS Capital, LLC ("IOSC")                               (12,038)         (102,777)
---------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                                      (371,544)         (472,274)
---------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                       -                 -

---------------------------------------------------------------------------------------------------------------
Cash at beginning of year                                                                  1                 1
---------------------------------------------------------------------------------------------------------------
Cash at end of period                                                        $             1  $              1
===============================================================================================================


Supplemental financing activities:

     Noncash capital contributions                                           $        61,402  $         63,375

     Interest paid                                                           $        28,269  $         53,979




See notes to condensed financial statements.

                              IKON Receivables, LLC
                     Notes to Condensed Financial Statements
                                   (unaudited)


Note 1: Basis of Presentation
        ---------------------

The accompanying unaudited condensed financial statements of IKON Receivables, LLC (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2: Capital Contributions
        ----------------------

In fiscal 2003, IOSC made non-cash capital contributions to the Company of $61,402 of office equipment leases or contracts and related assets, net of deferred taxes, and the reversal of current income tax liability.

Note 3: Lease-Backed Notes
        ------------------

The Company repaid $363,511 of lease-backed notes during the six months ended March 31, 2003.

Note 4: Comprehensive Income (Loss)
        ---------------------------

Total comprehensive income (loss) is as follows:

                                                                    Three Months Ended             Six Months Ended
                                                                         March 31,                    March 31,
                                                                 ----------------------------------------------------------
                                                                    2003          2002           2003            2002
                                                                 ----------------------------------------------------------

Net income (loss)                                                 $    6,030   $    15,424   $     15,886   $    (812,809)
Gain on derivative financial instruments, net of tax expense of: $2,349 and $4,411 for the three months ended March 31,
  2003 and 2002, respectively; $4,590 and $6,825 for the six
  months ended March 31, 2003 and 2002, respectively                   3,523         6,616          6,884           10,237
                                                                     --------     ---------     ----------     ------------

Total comprehensive income (loss)                                 $    9,553   $    22,040   $     22,770   $     (802,572)
                                                                     ========     =========     ==========     ============

Note 5: Financial Instruments
        ----------------------

As of March 31, 2003, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the six months ended March 31, 2003, unrealized gains totaling $6,884 after taxes, were recorded in accumulated other comprehensive loss.


Note 6: Income Taxes
        --------------

The Company is classified as a single-member limited liability corporation ("LLC") and, as such, is disregarded as an entity separate from its owners for income tax purposes. During fiscal 2002, the Company became aware that the predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements, and concluded that this is a more informative presentation. On April 1, 2002, the Company changed its accounting policy to a preferable method and began recording income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The Company and IKON Receivables Funding, LLC. (the "Sole Member") are included in the consolidated tax return of IKON Office Solutions, Inc. ("IKON") and, for purposes of applying SFAS 109, are allocated current and deferred income taxes on a separate return basis. Currently payable/receivable income taxes are settled in accordance with an informal tax sharing agreement with IKON and the Sole Member.

The change in accounting for income taxes was retroactively adopted as of October 1, 2001, the first day of the fiscal year of the change. The $843,752 cumulative effect of the change on prior years is included in income for the six months ended March 31, 2002.

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


                        Three Months Ended March 31, 2003
                Compared to the Three Months Ended March 31, 2002

Lease finance income earned on the leases offsets interest expense on the lease-backed notes, amortization of debt issuance costs and the fees charged by IOSC for servicing the leases and providing administrative services to the Company. For the three months ended March 31, 2003 and 2002, income generated from the leases was $22,282 and $52,610, interest income on restricted cash was $120 and $499, while interest expense during the period was $11,097 and $24,507 and administrative expenses were $1,255 and $2,895, respectively. Collections on the lease receivables, net of financing income, were $156,422 and $197,273 and the Company repaid $206,598 and $184,543 of principal on the lease-backed notes for the three months ended March 31, 2003 and 2002, respectively. Taxes on income for the three months ended March 31, 2003 and 2002 were $4,020 and $10,283, respectively. The effective income tax rate was 40% for both periods. The changes described above are directly related to the paydown of the debt and collections on finance lease receivables from March 31, 2003 to March 31, 2002.


                         Six Months Ended March 31, 2003
                 Compared to the Six Months Ended March 31, 2002

Lease finance income earned on the leases offsets interest expense on the lease-backed notes, amortization of debt issuance costs and the fees charged by IOSC for servicing the leases and providing administrative services to the Company. For the six months ended March 31, 2003 and 2002, income generated from the leases was $56,558 and $109,465, interest income on restricted cash was $371 and $1,135, while interest expense during the period was $27,327 and $52,899 and administrative expenses were $3,126 and $6,130, respectively. Collections on the lease receivables, net of financing income, were $331,615 and $402,069 and the Company repaid $363,511 and $376,666 of principal on the lease-backed notes for the six months ended March 31, 2003 and 2002, respectively. Taxes on income for the six months ended March 31, 2003 and 2002 were $10,590 and $20,628, respectively. The effective income tax rate was 40% for both periods. The changes described above are directly related to the paydown of the debt and collections on finance lease receivables from March 31, 2003 to March 31, 2002.


Contractual Obligations

The following summarizes the Company's significant contractual obligations and commitments as of March 31, 2003:

                                           Payments due by
                             ----------------------------------------------

                                                 March 31,        March 31,
Contractual Obligations            Total              2004             2005
----------------------------------------------------------- ----------------
Lease-backed notes              $690,531          $461,328         $229,203

Payments on lease-backed notes generally are made from collections of our finance lease receivables. At March 31, 2003, lease-backed notes were $690,531 and net finance lease receivables were $848,315.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's Principle Executive Officer and Principle Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of an evaluation date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the evaluation date, the Company's disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls. Since the evaluation date referred to above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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


IKON Receivables, LLC
Date:      May 15, 2003

By:  /s/ Harry G. Kozee
----------------------------------
Name:   Harry G. Kozee
Title:  Vice President - Finance (Principal Financial Officer)

                                 CERTIFICATIONS

I, Russell S. Slack, President and Principle Executive Officer of IKON Receivables, LLC certify that:

1. I have reviewed this quarterly report on Form 10-Q of IKON Receivables, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information contained in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 15, 2003

/s/  Russell S. Slack
-----------------------
Russell S. Slack
President and Principle Executive Officer

I, Harry G. Kozee, Vice President - Finance, Principal Financial Officer, and Principal Accounting Officer of IKON Receivables, LLC certify that:

1. I have reviewed this quarterly report on Form 10-Q of IKON Receivables, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information contained in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 15, 2003

/s/  Harry G. Kozee
---------------------
Harry G. Kozee
Vice President - Finance, Principle Financial Officer, and
Principle Accounting Officer