Form 10-Q
period 2003-06-30
IKON RECEIVABLES LLC
filed 2003-08-14
CIK 1077175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003 or

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from          to          .

Commission file number 333-71073

IKON Receivables, LLC

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 1738 Bass Road, P.O. Box 9115, Macon, Georgia (Address of principal executive offices)	23-2990188 (I.R.S. Employer Identification No.) 31208 (Zip Code)

Registrant’s telephone number, including area code:   (478) 471-2300

Former name, former address and former fiscal year, if changed since last report:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   [X]      No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes   [   ]      No  [X]

Registered debt outstanding as of August 12, 2003 was $470,150,049.

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced format disclosure contemplated thereby.

IKON Receivables, LLC

INDEX*

PART I.   FINANCIAL INFORMATION

Item 1. Item 2. Item 4.	Condensed Financial Statements

     Balance Sheets - June 30, 2003 (unaudited) and September 30, 2002

     Statements of Income - Three and nine months ended June 30, 2003 and 2002 (unaudited)

     Statements of Cash Flows - Nine months ended June 30, 2003 and 2002 (unaudited)

     Notes to Condensed Financial Statements (unaudited)

     Management's Discussion and Analysis of Financial Condition and Results of Operations

Controls and Procedures

PART II.   OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

* All amounts contained in this quarterly report on Form 10-Q are in thousands unless otherwise noted.

FORWARD-LOOKING INFORMATION

This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although IKON Receivables, LLC (the “Company”) believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management’s current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the future financial condition and results of IKON Office Solutions, Inc. (“IKON”) and IOS Capital, LLC (“IOSC”). These risks and uncertainties, which apply to the Company, IOSC and IKON, include, but are not limited to, risks and uncertainties relating to: factors which may affect the Company’s ability to collect amounts due from lessees in order to make payments due in connection with the Company’s lease-backed notes (such as lessee defaults or factors impeding recovery efforts); growth opportunities and increasing market share; productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of IKON’s business segments and the anticipated benefits of operational synergies related thereto; and IKON’s ability to finance its current operations and its growth initiatives. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company, IOSC or IKON.

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

IKON Receivables, LLC
Balance Sheets

	June 30, 2003 (unaudited)	September 30, 2002

Assets
Investment in leases:
Finance lease receivables	$806,052	$1,518,632
Less: Unearned income	(94,756)	(202,312)

	711,296	1,316,320

Cash	1	1
Restricted cash	68,031	83,084
Accounts receivable	23,229	39,788
Prepaid expenses and other assets	1,301	2,905
Deferred tax assets	8,592	15,353

Total Assets	$812,450	$1,457,451

Liabilities and Member's Deficit
Liabilities:
Accrued expenses	$59,959	$41,188
Lease-backed notes	568,636	1,054,042
Deferred tax liabilities	256,067	526,528

Total Liabilities	884,662	1,621,758

Commitments and contingencies

Member's deficit:
Contributed capital	525,783	467,286
Retained deficit	(585,107)	(608,564)
Accumulated other comprehensive loss	(12,888)	(23,029)

Total Member's Deficit	(72,212)	(164,307)

Total Liabilities and Member's Deficit	$812,450	$1,457,451

See notes to condensed financial statements.

IKON Receivables, LLC
Statements of Income
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Revenues
Lease finance income	$21,946	$46,089	$78,504	$155,554
Interest income on restricted cash	131	323	502	1,458

	22,077	46,412	79,006	157,012

Expenses
Interest	10,688	21,934	38,015	74,833
General and administrative	1,214	2,539	4,340	8,669

	11,902	24,473	42,355	83,502

Income before taxes on income	10,175	21,939	36,651	73,510

Taxes on income	2,604	8,776	13,194	29,404

Net income before cumulative effect of a
change in accounting principle	7,571	13,163	23,457	44,106

Cumulative effect of a change in accounting
principle (Note 6)				(843,752)

Net income (loss)	$7,571	$13,163	$23,457	$(799,646)

See notes to condensed financial statements.

IKON Receivables, LLC
Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30,

	2003	2002

Cash Flows from Operating Activities
Net income (loss)	$23,457	$(799,646)
Additions (deductions) to reconcile net income (loss) to net cash provided by operating activities:
Amortization	1,720	2,590
Cumulative effect of a change in accounting principle		843,752
Provision for income taxes	13,194	29,404
Changes in operating assets and liabilities:
Decrease in accounts receivable	16,559	23,290
Increase in prepaid expenses and other assets	(116)	(54)
Decrease in accrued expenses	35,673	(1,915)

Net cash provided by operating activities	90,487	97,421

Cash Flows from Investing Activities
Investments in leases:
Collections, net of financing income	455,342	635,841

Net cash provided by investing activities	455,342	635,841

Cash Flows from Financing Activities
Payments on lease-backed notes	(485,406)	(568,352)
Decrease in restricted cash	15,053	27,192
Capital distributed to IOS Capital, LLC ("IOSC")	(75,476)	(192,102)

Net cash used in financing activities	(545,829)	(733,262)

Net increase in cash	-	-

Cash at beginning of year	1	1

Cash at end of period	$1	$1

Supplemental financing activities:

Non-cash capital contributions	$133,973	$347,258

Interest paid	$38,015	$53,979

See notes to condensed financial statements.

IKON Receivables, LLC
Notes to Condensed Financial Statements
(unaudited)

Note 1:     Basis of Presentation

The accompanying unaudited condensed financial statements of IKON Receivables, LLC (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2:     Capital Contributions

In fiscal 2003, IOSC made non-cash capital distributions to the Company of $133,973 of office equipment leases or contracts and related assets, net of deferred taxes, and the reversal of current income tax liability.

Note 3:     Lease-Backed Notes

The Company repaid $485,406 of lease-backed notes during the nine months ended June 30, 2003.

Note 4:      Comprehensive Income (Loss)

Total comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$ 7,571	$ 13,163	$ 23,457	$ (799,646)
Gain (loss) on derivative financial instruments, net
of tax expense of: $2,171 and $4,411 for the
three months ended June 30, 2003 and 2002,
respectively; $6,761 and $6,825 for the nine months
ended June 30, 2003 and 2002, respectively	3,257	(1,608)	10,141	8,629

Total comprehensive income (loss)	$ 10,828	$ 11,555	$ 33,598	$ (791,017)

Note 5:      Financial Instruments

As of June 30, 2003, all of the Company’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the nine months ended June 30, 2003, unrealized gains totaling $10,141 after taxes, were recorded in accumulated other comprehensive loss.

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

Three Months Ended June 30, 2003
Compared to the Three Months Ended June 30, 2002

Lease finance income earned on the leases offsets interest expense on the lease-backed notes, amortization of debt issuance costs and the fees charged by IOSC for servicing the leases and providing administrative services to the Company. For the three months ended June 30, 2003 and 2002, income generated from the leases was $21,946 and $46,089, interest income on restricted cash was $131 and $323, while interest expense during the period was $10,688 and $21,934 and administrative expenses were $1,214 and $2,539, respectively. Collections on the lease receivables, net of financing income, were $123,726 and $233,772 and the Company repaid $121,895 and $191,686 of principal on the lease-backed notes for the three months ended June 30, 2003 and 2002, respectively. Taxes on income for the three months ended June 30, 2003 and 2002 were $2,604 and $8,776, respectively. The Company’s effective income tax rate was decreased from 40% to 36% in the quarter ended June 30, 2003, therefore the effective income tax rate was 26% for the three months ended June 30, 2003 and 40% for the three months ended June 30, 2002. The changes described above are directly related to the collections on finance lease receivables and the paydown of the debt from June 30, 2002 to June 30, 2003.

Nine Months Ended June 30, 2003
Compared to the Nine Months Ended June 30, 2002

Lease finance income earned on the leases offsets interest expense on the lease-backed notes, amortization of debt issuance costs and the fees charged by IOSC for servicing the leases and providing administrative services to the Company. For the nine months ended June 30, 2003 and 2002, income generated from the leases was $78,504 and $155,554, interest income on restricted cash was $502 and $1,458, while interest expense during the period was $38,015 and $74,833 and administrative expenses were $4,340 and $8,669, respectively. Collections on the lease receivables, net of financing income, were $455,341 and $635,841 and the Company repaid $485,406 and $568,352 of principal on the lease-backed notes for the nine months ended June 30, 2003 and 2002, respectively. Taxes on income for the nine months ended June 30, 2003 and 2002 were $13,194 and $29,404, respectively. The Company’s effective income tax rate was 36% for the nine months ended June 30, 2003 and 40% for the nine months ended June 30, 2002. The changes described above are directly related to the collections on finance lease receivables and the paydown of the debt from June 30, 2002 to June 30, 2003.

Contractual Obligations

The following summarizes the Company’s significant contractual obligations and commitments as of June 30, 2003:

Payments due by

Contractual Obligations	Total	June 30, 2004	June 30, 2005

Lease-backed notes	$ 568,636	$ 387,846	$ 180,790

Payments on lease-backed notes generally are made from collections of our finance lease receivables. At June 30, 2003, lease-backed notes were $568,636 and net finance lease receivables were $711,296.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	31.1	Certification of Principal Executive Officer of IKON Receivables, LLC pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

	31.2	Certification of Principal Financial Officer of IKON Receivables, LLC pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

	32	Certifications of Principal Executive Officer and Principal Financial Officer of IKON Receivables, LLC pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.

IKON Receivables, LLC Date: August 14, 2003 By: IKON Receivables Funding, Inc., As Manager By: /s/ Harry G. Kozee Name: Harry G. Kozee Title: Vice President - Finance (Principal Financial Officer)