Form 10-K
period 2003-09-30
IKON RECEIVABLES LLC
filed 2003-12-29
CIK 1077175

As filed with the Securities and Exchange Commission on December 29, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 333-71073

IKON RECEIVABLES, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	23-2990188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1738 Bass Road, P.O. Box 9115, Macon, Georgia	31208
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (478) 471-2300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Registered debt outstanding as of December 19, 2003 was $332,196,528.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

INDEX *

*	All amounts contained in this annual report on Form 10-K are in thousands unless otherwise noted.

FORWARD LOOKING INFORMATION

This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although IKON Receivables, LLC (the “Company”) believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct. Such forward-looking information is based upon management’s current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the future financial condition and results of the Company, IOS Capital, LLC (“IOSC”), and IKON Office Solutions, Inc. (“IKON”). These risks and uncertainties, which apply to the Company, IOSC and IKON, include, but are not limited to, risks and uncertainties relating to: the consummation of the announced transaction with General Electric Capital Corporation; factors which may affect the Company’s ability to collect amounts due from lessees in order to make payments due in connection with the Company’s lease-backed notes (such as lessee defaults or factors impeding recovery efforts); conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal and political issues associated with international operations; the Company’s ability to access capital and meet its debt service requirements (including sensitivity to fluctuations in interest rates); and general economic conditions. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company, IOSC or IKON.

PART I

Recent Developments

ITEM 1.    Business.

IKON Office Solutions, Inc. (“IKON”) entered into an asset purchase agreement (the “Agreement”), dated December 10, 2003, by and among IKON, IOS Capital, LLC (“IOSC”) and General Electric Capital Corporation (“GE”), pursuant to which, among other things, GE will acquire certain assets and liabilities of IOSC, including, without limitation, IOSC’s servicing functions, facilities, systems and processes. As a condition to the consummation of the transactions contemplated by the Agreement, IKON and GE will enter into a program agreement (the “Program Agreement”), under which, among other things, GE will become the preferred lease-financing source for IKON’s customers in the United States and Canada. Under the terms of the Agreement, and subject to closing adjustments, IKON will receive approximately $1.5 billion of gross proceeds.

IKON is a publicly traded company with fiscal 2003 revenues of approximately $4.7 billion. IKON integrates imaging systems and services that help businesses manage document workflow and increase efficiency. IKON represents the industry’s broadest portfolio of document management services including: outsourcing and professional services, on-site copy and mailroom management, fleet management, off-site digital printing solutions, and customized workflow and imaging application development. IOSC is currently a wholly-owned finance subsidiary of IKON. IKON Receivables-1, LLC (the “Sole Member”), a special purpose Delaware limited liability company, is a wholly-owned direct subsidiary of IOSC, and IKON Receivables, LLC (the “Company”), is a wholly-owned indirect subsidiary of IOSC held through the Sole Member. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc. (the “Manager”).

Before the closing of the transaction with GE (as described above), IKON intends to merge IOSC into IKON. As a result of the merger of IOSC into IKON, the Sole Member will become a direct, wholly owned subsidiary of IKON, and the Sole Member will continue to hold the Company as a subsidiary. Immediately after the effectiveness of the merger, IKON will sell certain former assets and liabilities of IOSC to GE or one of its affiliates. As a result of the sale, the Sole Member and the Company will become direct or indirect subsidiaries of GE or one of its affiliates. The Company will continue to be the issuer of the Notes (as defined below). Following the closing of the transaction described above, the Lease Receivables (as defined below) will be serviced or sub-serviced by GE or one of its affiliates.

The closing of the transaction is subject to execution of the Program Agreement relating to GE’s relationship with IKON as its preferred lease-financing source, as well as execution of other agreements and customary conditions, including receipt of certain third party consents. The transaction is expected to close in the second quarter of fiscal 2004. We cannot assure you that the transactions contemplated by the Agreement will occur.

The Company intends to file a Form 15, and thereafter cease filing periodic reports under the Securities Exchange Act of 1934, promptly upon, and subject to, receipt of certain third party consents.

General

The Company was organized to engage exclusively in the following business and financial activities: to purchase or acquire from IKON, or any subsidiary or affiliate of IKON, any right to payment, whether constituting an account, chattel paper, instrument or general intangible, and certain related property (other than equipment) and rights (collectively, “Finance Receivables”), and hold, sell, transfer, pledge or otherwise dispose of Finance Receivables or interests therein; to enter into any agreement related to any Finance

Receivables that provides for the administration, servicing and collection of amounts due on such Finance Receivables and any interest rate hedging arrangements in connection therewith; to distribute Finance Receivables or proceeds from Finance Receivables and any other income to its Sole Member; and to engage in any lawful act or activity and to exercise any power that is incidental and necessary or convenient to the foregoing and permitted under Delaware law.

The Company has issued Series 2000-1, 2000-2 and 2001-1 lease-backed notes (collectively, the “Notes”) which are secured by a segregated pool of assets (the “Asset Pool”) that includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOSC (the “Leases”), together with the equipment financing portion of each periodic rental payment due pursuant to the terms of each series of Notes. The Leases, including the Company’s security interest (which is limited to recoveries on non-performing Leases) in the underlying equipment and other property related to the Leases (such equipment and property herein referred to as the “Equipment”), are referred to as “Lease Receivables.”

The Lease Receivables, including the Equipment, have been transferred to the Company and the Lease Receivables have been pledged by the Company to the applicable indenture trustee (the “Trustee”) in accordance with the terms of the assignment and servicing agreement applicable to each series of Notes. The Notes are secured solely by the Asset Pool and have no right, title or interest in the Equipment. The sole source of funds available for payment of the Notes are the Asset Pool and any applicable reserve account established in accordance with each applicable indenture and financial guarantee insurance policy. The Trustee has no right, title, or interest in the residual values of any of the Equipment except to the extent of the Company’s limited security interest with respect to recoveries on non-performing Leases.

Neither the Sole Member nor the Manager is liable for the debts, liabilities, contracts or other obligations of the Company solely by reason of being the Sole Member or Manager of the Company.

The Company’s organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of the Sole Member, IOSC, or IKON, should any of these entities become subject to such a proceeding. The Company is legally separate from each of the foregoing entities, and the assets of the Company, including, without limitation, the Lease Receivables, are not available to the creditors of the Sole Member, IOSC, or IKON.

ITEM 2.    Properties.

The Company does not utilize any facilities. Actions related to servicing and maintaining the Company’s assets are performed by IOSC.

ITEM 3.    Legal Proceedings.

None.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

There is currently no market for the Company’s equity securities nor is it anticipated that such a market will develop.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction I(2)(a) of Form 10-K, the following analysis of the results of operations is presented in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has issued the Notes as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30, 2003	Interest Rate	Stated Maturity Date
2000-1	Class A-1	06/02/00	$130,000		6.99625%	June 2001
	Class A-2	06/02/00	54,000		7.51%	March 2002
	Class A-3	06/02/00	230,000		LIBOR + 0.19%	March 2004
	Class A-4	06/02/00	84,510	$75,542	LIBOR + 0.23%	September 2006

		Sub-Total	498,510	75,542

2000-2	Class A-1	12/07/00	193,532		6.66125%	December 2001
	Class A-2	12/07/00	70,193		6.60%	September 2002
	Class A-3	12/07/00	290,800	49,805	LIBOR + 0.23%	October 2004
	Class A-4	12/07/00	79,906	79,906	LIBOR + 0.27%	July 2007

		Sub-Total	634,431	129,711

2001-1	Class A-1	06/28/01	168,000		3.73375%	July 2002
	Class A-2	06/28/01	41,000		4.16%	March 2004
	Class A-3	06/28/01	260,000	79,885	LIBOR + 0.23%	January 2006
	Class A-4	06/28/01	126,200	126,200	LIBOR + 0.26%	October 2008

		Sub-Total	595,200	206,085

		Total	$1,728,141	$411,338

The Notes were issued pursuant to certain indentures (the “Indentures”) between the Company, IOSC, and the Trustee. The Notes are secured by the Asset Pool that includes a portfolio of Leases, together with the equipment financing portion of each periodic rental payment due pursuant to the terms of each series of Notes.

The Lease Receivables, including the Equipment, have been transferred to the Company and the Lease Receivables have been pledged by the Company to the Trustee in accordance with the terms of the assignment and servicing agreement applicable to each series of Notes. The Notes are secured solely by the Asset Pool and have no right, title or interest in the Equipment. The sole source of funds available for payment of the Notes are the Asset Pool and any applicable reserve account established in accordance with each applicable indenture and financial guarantee insurance policy. The Trustee has no right, title, or interest in the residual values of any of the Equipment except to the extent of the Company’s limited security interest with respect to recoveries on non-performing Leases.

The Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancelable insurance policies from Ambac Assurance Corporation with respect to the Notes. On each payment date, funds available from the collection of Lease Receivables will be paid to the noteholders in the order of their priority class.

The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 2000-1 Class A-4, 2000-2 Class A-3, 2000-2 Class A-4, 2001-1 Class A-3 and 2001-1 Class A-4 Notes have been fixed at 7.820%, 6.475%, 6.475%, 4.825% and 5.435%, respectively, through interest rate swaps.

IOSC services the Leases and may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files, and receives a monthly service fee from the Company for servicing the Leases (see “Recent Developments”).

Restricted cash on the balance sheets represents the cash that has been collected on the Leases that are pledged as collateral for the Notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on the Notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of Leases pledged as collateral on the Notes and timing of collections on such Leases.

Future maturities of the Notes, based on contractual maturities of the Leases for each of the succeeding fiscal years, are as follows:

	2000-1 Series Notes	2000-2 Series Notes	2001-1 Series Notes	Total
2004	$75,542	$129,711	$114,290	$319,543
2005			91,795	91,795

	$75,542	$129,711	$206,085	$411,338

During fiscal 2003, income generated from the Leases was $102,569, interest income on restricted cash was $680, while interest expense was $48,230 and general and administrative expenses were $5,455. Principal collections on the Leases during fiscal 2003 were $551,533, and the Company repaid $642,704 of principal on the Notes. During fiscal 2002, income generated from the Leases was $196,882, interest income on restricted cash was $1,758, while interest expense was $93,609 and general and administrative expenses were $10,853. Principal collections on the Leases during fiscal 2002 were $886,408, and the Company repaid $743,347 of principal on the Notes. The Company’s portfolio of Leases had an average yield of 11.3% and 10.6% during fiscal September 30, 2003 and 2002, respectively, and the Company’s weighted average interest rate of its total debt cost during fiscal 2003 and 2002 was 6.2% and 6.3%, respectively. The Company’s effective income tax rate was 36.0% for fiscal 2003 and 39.2% for fiscal 2002.

IOSC provides, in accordance with the applicable assignment and servicing agreement for the Notes, servicer reports to the indenture Trustee for each series (the “Servicer Reports”). The Servicer Reports prepared during fiscal 2003 are furnished with this report. During 2003, IOSC made certain adjustments to the Servicer Reports that modified the following:

i)	Substitutions for non-performing leases, early terminations and system maintenance had previously been calculated on a net present value basis and were adjusted in the February 2003 Servicer Reports to a discounted present value basis. As a result, no actual substitutions were made in certain months in which substitutions were reported, as detailed in the respective Servicer Report footnotes;

ii)	Beginning in February 2003, the annualized default rate and delinquency rate calculations were restated in accordance with the definitions set forth in the indenture and the assignment and servicing agreement. The annualized default rates did not previously include recoveries on non-performing loans and did not reflect adjustments for loans cured up to five business days prior to the payment date. Both calculations were also adjusted to reflect previously unreported non-performing loans;

iii)	Beginning in February 2003, renewal payments were reflected in collection account balances, and related additional data concerning such matters were furnished; and

iv)	Beginning in February 2003, the Company began reporting cumulative substitutions for adjusted and warranty leases, non-performing leases, and early terminated leases, pursuant to Section 11.01(a) of the assignment and servicing agreement.

ITEM 7A.         Quantitative and Qualitative Disclosures About Market Risk.

The Company incurs debt to fund the origination of Leases for IKON. The interest rates charged on the debt are determined based on current market conditions and may include variable measures of interest rates such as LIBOR. The Company monitors interest rates on debt in order to mitigate exposure to unfavorable variations as compared to the interest rate earned on the pledged Leases. The objective in managing this risk is to achieve fixed-rate financing at the same time the Company establishes the rate to be received by the Company on the Leases. As a result, from time to time, interest rate swaps are utilized to effectively fix the rate on variable rate debt, as opposed to a direct issuance of fixed rate debt. The risk associated with the use of interest rate swaps is the possible inability of the counterparties to meet the terms of their contracts. The Company does not enter into interest rate swap agreements for trading purposes.

The following tables present, as of September 30, 2003 and 2002, information regarding the interest rate swap agreements to which the Company is a party: (i) the notional amount, (ii) the fixed interest rate payable by the Company, (iii) the variable interest rate payable to the Company by the counterparty under the agreement, (iv) the fair value of the instrument and (v) the maturity date of the agreement.

September 30, 2003

Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$129,711	6.475%	LIBOR	$(5,396)	July 2007
79,885	4.825%	LIBOR + 0.23%	(1,272)	January 2006
126,200	5.435%	LIBOR + 0.26%	(6,262)	October 2008
75,542	7.820%	LIBOR + 0.23%	(2,857)	September 2006

September 30, 2002
Notional Amount	Fixed Interest Rae	Variable Interest Rate	Fair Value	Maturity Date
$272,463	6.475%	LIBOR	$(13,671)	July 2007
241,592	4.825%	LIBOR + 0.23%	(6,002)	January 2006
86,634	7.802%	LIBOR + 0.19%	(2,536)	March 2004
46,538	6.270%	LIBOR	(314)	August 2003
126,200	5.435%	LIBOR + 0.26%	(8,383)	October 2008
84,510	7.820%	LIBOR + 0.23%	(7,281)	September 2006

ITEM 8.         Financial Statements and Supplementary Data.

The financial statements of the Company are submitted herewith on Pages F-1 through F-11 of this report.

Quarterly Data

The following table shows summarized unaudited quarterly results for fiscal 2003 and 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003
Lease finance income	$34,276	$22,282	$21,946	$24,065	$102,569
Interest expense	16,230	11,097	10,688	10,215	48,230
Net income	9,856	6,030	7,571	8,264	31,721

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2002
Lease finance income	$56,855	$52,610	$46,089	$41,328	$196,882
Interest expense	28,392	24,507	21,934	18,776	93,609
Net income before cumulative effect of change in accounting principle	15,519	15,424	13,163	13,143	57,249
Net income (loss)	15,519	15,424	(830,589)	13,143	(786,503)

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(No response to this item is required.)

ITEM 9A.    Evaluation of Disclosure Controls and Procedures.

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Exchange Act) as of the period covered by this Annual Report on Form 10-K. Based on this evaluation, they have concluded that as of the evaluation date, the Company’s disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to the Company required to be included in its reports filed or submitted under the Exchange Act.

PART III

ITEM 14.    Principal Accountant Fees and Services.

(No response to this item is required.)

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	List of Financial Statements

Financial Statements and Schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because they are inapplicable.

(b)	Exhibits

3.1	Certificate of Formation of IKON Receivables, LLC, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-71073) is incorporated herein by reference.

3.2	Third Amended and Restated Limited Liability Company Agreement of IKON Receivables, LLC, filed as Exhibit 3.3 to the Company’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

4.1	Indenture, dated as of April 1, 1999 among the Company, Harris Trust Savings Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to the Company’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

4.2	Indenture, dated as of October 1, 1999 among the Company, Harris Trust Savings Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to the Company’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

4.3	Indenture, dated as of June 1, 2000 among the Company, Bank One, NA, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to the Company’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

4.4	Indenture, dated as of December 1, 2000 among the Company, Chase Manhattan Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to the Company’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

4.5	Indenture, dated as of June 1, 2001, among the Company, SunTrust Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to the Company’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.1	Assignment and Servicing Agreement, dated as of April 1, 1999, among the Company, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.2	Assignment and Servicing Agreement, dated as of October 1, 1999, among the Company, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.3	Assignment and Servicing Agreement, dated as of June 1, 2000, among the Company, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.4	Assignment and Servicing Agreement, dated as of December 1, 2000, among the Company, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.5	Assignment and Servicing Agreement, dated as of June 1, 2001, among the Company, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to the Company’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.6	Indemnification Agreement, dated as of October 7, 1999, among Lehman Brothers, Chase Securities, Inc., Deutsche Bank Securities, Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.7	Indemnification Agreement, dated as of May 25, 1999, among Lehman Brothers, Chase Securities, Inc., Deutsche Bank Securities, Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.8	Indemnification Agreement, dated June 2, 2000, among Chase Securities, Inc., Bank of America Securities, LLC, Deutsche Banc Alex. Brown, Lehman Brothers, Inc., and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.9	Indemnification Agreement, dated December 7, 2000, among Chase Securities, Inc., Bank of America Securities, LLC, Deutsche Banc Alex. Brown, Lehman Brothers, Inc. and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.10	Indemnification Agreement, dated June 28, 2001, among Deutsche Banc Alex. Brown, Inc., Banc of America Securities, LLC, J. P. Morgan Securities, Inc., Lehman Brothers, Inc. and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to the Company’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.11	Insurance and Indemnity Agreement, dated as of May 25, 1999, among IOS Capital, Inc., as Originator and Servicer, the Company, IKON Receivables-1, LLC, Harris Trust and Savings Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.12	Insurance and Indemnity Agreement, dated as of October 7, 1999, among IOS Capital, Inc., as Originator and Servicer, the Company, IKON Receivables-1, LLC, Harris Trust and Savings Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.13	Insurance and Indemnity Agreement, dated June 2, 2000, among IOS Capital, Inc., as Originator and Servicer, the Company, IKON Receivables-1, LLC, Bank One, N.A. and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.14	Insurance and Indemnity Agreement, dated December 7, 2000, among IOS Capital, Inc., as Originator and Servicer, the Company, IKON Receivables-1, LLC, Chase Manhattan Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.15	Insurance and Indemnity Agreement, dated June 28, 2001, among IOS Capital, Inc., as Originator and Servicer, the Company, IKON Receivables-1, LLC, SunTrust Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to the Company’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.16	Schedule to ISDA Master Agreement (the “Schedule”), between Chase Manhattan Bank and the Issuer, Credit Support Annex to the Schedule, between Chase Manhattan Bank and the Issuer, Confirmation to the ISDA Master Agreement for the Class A-3 Notes, between Chase Manhattan Bank and the Issuer, and Confirmation to the ISDA Master Agreement for the Class A-4 Notes, between Chase Manhattan Bank and the Company, each dated as of June 2, 2000, filed as Exhibit 10.4 to the Company’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.17	Schedule to ISDA Master Agreement (the “Schedule”), between Lehman Brothers Financial Products, Inc. and the Issuer, Credit Support Annex to the Schedule, between Lehman Brothers Financial Products, Inc. and the Issuer, Confirmation to the ISDA Master Agreement for the Class 3b Notes, between Lehman Brothers Financial Products, Inc. and the Company, each dated as of October 7, 1999, filed as Exhibit 10.4 to the Company’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.18	Schedule to ISDA Master Agreement (the “Schedule”), between Lehman Brothers Special Financing, Inc. and the Issuer and Confirmation to the ISDA Master Agreement, between Lehman Brothers Special Financing, Inc. and the Company, each dated as of December 7, 2000, filed as Exhibit 10.4 to the Company’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.19	Schedule to ISDA Master Agreement (the “Schedule”), between Deutsche Bank AG, New York Branch and the Issuer and Confirmations to the ISDA Master Agreement, between Deutsche Bank AG, New York Branch and the Company, each dated as of June 28, 2001, filed as Exhibit 10.4 to the Company’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

12	Ratio of Earnings to Fixed Charges.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1	Servicer reports provided by IOSC from October 1, 2002 through September 30, 2003 concerning the 1999-1 Notes, 1999-2 Notes, 2000-1 Notes, 2000-2 Notes and the 2001-1 Notes.

(c)	Reports on Form 8-K

None.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

of IKON Office Solutions, Inc.:

In our opinion, the accompanying balance sheets and the related statements of income and losses, cash flows and changes in member’s (deficit) equity, present fairly, in all material respects, the financial position of IKON Receivables, LLC at September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in notes 2 and 8 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, as amended, “Accounting Derivative Instruments and Hedging Activities”, in fiscal 2001.

As discussed in note 2 to the financial statements, the Company has recorded a change in accounting for income taxes, which has been retroactively adopted as of October 1, 2001.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA

December 18, 2003

IKON RECEIVABLES, LLC

BALANCE SHEETS

	September 30
	2003	2002
Assets

Investment in leases:
Finance lease receivables	$571,973	$1,518,632
Less: Unearned income	(64,326)	(202,312)

	507,647	1,316,320

Cash	1	1
Restricted cash	68,765	83,084
Accounts receivable	16,453	39,788
Prepaid expenses and other assets	935	2,905
Deferred tax assets	5,664	15,353

Total Assets	$599,465	$1,457,451

Liabilities and Member’s Deficit

Liabilities:
Accrued expenses	$53,758	$41,188
Lease-backed notes	411,338	1,054,042
Deferred income taxes	182,753	526,528

Total Liabilities	647,849	1,621,758

Commitments and contingencies

Member’s deficit:
Contributed capital	538,529	467,286
Retained deficit	(576,843)	(608,564)
Accumulated other comprehensive loss	(10,070)	(23,029)

Total Member’s Deficit	(48,384)	(164,307)

Total Liabilities and Member’s Deficit	$599,465	$1,457,451

See accompanying notes to financial statements.

IKON RECEIVABLES, LLC

STATEMENTS OF INCOME AND LOSSES

	Fiscal Year Ended September 30
	2003	2002	2001
Revenues:
Lease finance income	$102,569	$196,882	$213,947
Interest income on restricted cash	680	1,758	5,494

	103,249	198,640	219,441

Expenses:
Interest	48,230	93,609	113,383
General and administrative	5,455	10,853	11,806

	53,685	104,462	125,189

Income before taxes on income and cumulative effect of change in accounting principle	49,564	94,178	94,252
Taxes on income	17,843	36,929

Net income before cumulative effect of change in accounting principle	31,721	57,249	94,252

Cumulative effect of change in accounting principle (note 2)		(843,752)

Net income (loss)	$31,721	$(786,503)	$94,252

Proforma net income assuming the change in accounting principle had been applied retroactively:

Reported net income			$94,252
Proforma tax expense			37,701

Proforma net income			$56,551

See accompanying notes to financial statements.

IKON RECEIVABLES, LLC

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30
	2003	2002	2001
Cash Flows from Operating Activities
Net income	$31,721	$(786,503)	$94,252
Additions (deductions) to reconcile net income (loss) to net cash provided by operating activities:
Amortization	2,037	3,160	3,477
Cumulative effect of change in accounting principle		843,752
Provision for income taxes	17,843	36,929
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	23,335	27,356	(13,520)
Increase in prepaid expenses and other assets	(66)	(171)	(1,444)
Decrease (increase) in accrued expenses	35,218	(2,669)	1,000

Net cash provided by operating activities	110,088	121,854	83,765

Cash Flows from Investing Activities
Investment in leases:
Collections (net of financing income)	551,533	886,408	1,484,435

Net cash provided by investing activities	551,533	886,408	1,484,435

Cash Flows from Financing Activities
Proceeds from issuance of lease-backed notes			1,226,761
Payments on lease-backed notes	(642,704)	(743,347)	(699,883)
Decrease (increase) in restricted cash	14,319	43,777	(34,947)
Capital distributed to Sole Member	(33,236)	(308,692)	(2,060,131)

Net cash used in financing activities	(661,621)	(1,008,262)	(1,568,200)

Net increase in cash	—	—	—
Cash at beginning of year	1	1	1

Cash at end of year	$1	$1	$1

Supplemental financing activities:
Noncash capital contributions, net	$11,908	$484,841	$2,109,129

Interest paid	$48,688	$85,935	$112,276

See accompanying notes to financial statements.

IKON RECEIVABLES, LLC

STATEMENTS OF CHANGES IN MEMBER’S (DEFICIT) EQUITY

	Contributed Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Member’s Deficit	Total Comprehensive Income (Loss)
Balance at September 30, 2000	$279,478	$83,687		$363,165

Net income		94,252		94,252	$94,252
Equipment leases contributed by Sole Member	2,109,129			2,109,129
Capital distributions	(2,060,131)			(2,060,131)
Cumulative effect of change in accounting principle for derivative and hedging activities (SFAS 133), net of taxes of $2,314			$(3,471)	(3,471)	(3,471)
Loss on derivative financial instruments, net of taxes of $17,934			(26,903)	(26,903)	(26,903)

Total comprehensive income					63,878

Balance at September 30, 2001	328,476	177,939	(30,374)	476,041
Net income before cumulative effect of change in accounting principle		57,249		57,249	57,249
Cumulative effect of change in accounting principle (note 2)		(843,752)		(843,752)	(843,752)
Equipment leases contributed by Sole Member, net of deferred taxes of $37,339	56,010			56,010
Reversal of income tax liability (note 2)	391,492			391,492
Capital distributions	(308,692)			(308,692)
Gain on derivative financial instruments, net of taxes of $4,897			7,345	7,345	7,345

Total comprehensive loss					(779,158)

Balance at September 30, 2002	467,286	(608,564)	(23,029)	(164,307)
Net income		31,721		31,721	31,721
Net equipment leases distributed to Sole Member, net of deferred taxes of $92,571	(164,569)			(164,569)
Cash distributions	(33,236)			(33,236)
Gain on derivative financial instruments, net of taxes of $9,689			12,959	12,959	12,959
Reversal of income tax liability (note 2)	269,048			269,048

Total comprehensive income					$44,680

Balance at September 30, 2003	$538,529	$(576,843)	$(10,070)	$(48,384)

See accompanying notes to financial statements.

IKON RECEIVABLES, LLC

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

IKON Receivables, LLC (the “Company”) is a special purpose Delaware limited liability company, all of the membership interests in which are held by IKON Receivables-1, LLC (the “Sole Member”), also a special purpose Delaware limited liability company. All of the membership interests in the Sole Member are owned by IOS Capital, LLC (“IOSC”), a wholly-owned finance subsidiary of IKON Office Solutions, Inc. (“IKON”), a publicly traded company with fiscal 2003 revenues of approximately $4.7 billion. IKON integrates imaging systems and services that help businesses manage document workflow and increase efficiency. IKON represents the industry’s broadest portfolio of document management services including: outsourcing and professional services, on-site copy and mailroom management, fleet management, off-site digital printing solutions, and customized workflow and imaging application development. The Company was organized in the State of Delaware on January 20, 1999 and is managed by IKON Receivables Funding, Inc. (the “Manager”).

The Company was organized to engage exclusively in the following business and financial activities: to purchase or acquire from IKON, or any subsidiary or affiliate of IKON, any right to payment, whether constituting an account, chattel paper, instrument or general intangible, and certain related property (other than equipment) and rights (collectively, “Finance Receivables”), and hold, sell, transfer, pledge or otherwise dispose of Finance Receivables or interests therein; to enter into any agreement related to any Finance Receivables that provides for the administration, servicing and collection of amounts due on such Finance Receivables and any interest rate hedging arrangements in connection therewith; to distribute Finance Receivables or proceeds from Finance Receivables and any other income to its Sole Member; and to engage in any lawful act or activity and to exercise any power that is incidental and necessary or convenient to the foregoing and permitted under Delaware law.

The Company has issued the Series 2000-1, 2000-2 and 2001-1 lease-backed notes (collectively, the “Notes”) which are secured by a segregated pool of assets (the “Asset Pool”) that includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOSC (the “Leases”), together with the equipment financing portion of each periodic rental payment due pursuant to the terms of each series of Notes. The Leases, including the Company’s security interest (which is limited to recoveries on non-performing Leases) in the underlying equipment and other property related to the Leases (such equipment and property herein referred to as the “Equipment”), are referred to as “Lease Receivables.”

The Lease Receivables, including the Equipment, have been transferred to the Company and the Lease Receivables have been pledged by the Company to the applicable indenture trustee (the “Trustee”) in accordance with the terms of the assignment and servicing agreement applicable to each series of Notes. The Notes are secured solely by the Asset Pool and have no right, title or interest in the Equipment. The sole source of funds available for payment of the Notes are the Asset Pool and any applicable reserve account established in accordance with each applicable indenture and financial guarantee insurance policy. The Trustee has no right, title, or interest in the residual values of any of the Equipment except to the extent of the Company’s limited security interest with respect to recoveries on non-performing Leases.

Neither the Sole Member nor the Manager is liable for the debts, liabilities, contracts or other obligations of the Company solely by reason of being the Sole Member or Manager of the Company.

The Company’s organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of the Sole Member, IOSC, or IKON, should any of these entities become subject to such a proceeding. The Company is legally separate from each of the foregoing entities, and the assets of the Company, including, without limitation, the Lease Receivables, are not available to the creditors of the Sole Member, IOSC, or IKON.

IKON RECEIVABLES, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes. Actual results could differ from those estimates and assumptions.

Revenue Recognition

Lease finance income is recognized over the related lease term. Revenue for interest income on restricted cash is recognized in the period earned.

Income Taxes

The Company is classified as a single-member limited liability corporation (“LLC”) and, as such, is disregarded as an entity separate from its owners for income tax purposes. During fiscal 2002, the Company became aware that the predominant practice for single-member LLCs is to provide for income taxes in their separate financial statements, and has concluded this is a more informative presentation. On April 1, 2002, the Company changed its accounting policy to a preferable method and began recording income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes”. The change in accounting for income taxes was retroactively adopted as of October 1, 2001, and as a result, a deferred tax liability of $843,752 was recorded upon adoption. The Company and the Sole Member are included in the consolidated tax return of IKON, and for purposes of applying SFAS 109, are allocated current and deferred income taxes on a separate return basis. Currently, payable/receivable income taxes are settled in accordance with an informal tax sharing agreement with IKON and the Sole Member.

The net investment in Leases represents the uncollected contractual cash flow of the Leases that were contributed to the Company by the Sole Member in the form of contributed capital. The tax basis and related income tax benefits attributable to the Leases are retained by the Sole Member. The related deferred tax liability is attributed to the difference between the book and tax basis of the net Leases outstanding. Because under the informal tax-sharing agreement the Company is not obligated to reimburse the Sole Member for current income taxes, all reversals of the deferred tax liability to current income taxes payable and any current income taxes payable are considered additional capital contributions from the Sole Member.

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

The Company follows Statement of Financial Accounting Standards (“SFAS”) 133, as amended, which requires that all derivatives be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income (Loss) (“OCI”) depending on the type of hedging instrument and the effectiveness of those hedges.

All of the derivatives used by the Company as hedges are highly effective as defined by SFAS 133 because all of the critical terms of the derivatives match those of the hedged item. All of the derivatives used by the Company have been designated as cash flow hedges at the time they were executed. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges are recorded in OCI.

IKON RECEIVABLES, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of September 30, 2003, all of the Company’s derivatives were designated as hedges. These interest rate swaps qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. During the year ended September 30, 2003, unrealized net gains totaling $12,959, after taxes, were recorded in OCI.

Restricted Cash

Restricted cash on the balance sheets represents the cash that has been collected on the Leases that are pledged as collateral for the Notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on the Notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of Leases pledged as collateral on the Notes and timing of collections on such Leases.

3.	CAPITAL CONTRIBUTIONS AND DISTRIBUTIONS

The Sole Member made noncash capital contributions to the Company of $11,908, $484,841 and $2,109,129, in fiscal 2003, 2002 and 2001, respectively, of Leases and the reversal of income tax liability (see note 2). During fiscal 2003, 2002 and 2001, the Company made capital distributions to the Sole Member of $33,236, $308,692 and $2,060,131, respectively.

4.	SERVICING AGREEMENT

The Company has a servicing agreement with IOSC for which IOSC services the Leases and provides administrative services to the Company. The servicing fee is calculated by multiplying 0.75% by the lesser of the discounted present value of the Leases or the outstanding amount of the Notes (see note 6). The servicing fee expense was $5,455, $10,853 and $11,806 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

5.	INVESTMENT IN LEASES

At September 30, 2003, contractual maturities of finance lease receivables were as follows:

	Net Leases	Residual	Investment In Leases
2004	$273,113	$29,302	$302,415
2005	154,088	37,134	191,222
2006	38,421	29,906	68,327
2007	5,485	3,116	8,601
2008	729	679	1,408

	$471,836	$100,137	$571,973
Less: Unearned income	(53,064)	(11,262)	(64,326)

	$418,772	$88,875	$507,647

Residual values included in the investment in leases are paid by IKON at the end of the lease term. The equipment is then transferred to IKON, who is responsible for the remarketing of equipment. IKON has no obligations or responsibility to make such payments at the end of the lease term and, if any such amounts are paid by IKON, holders of the Notes have no right or claim to any such amounts.

IKON RECEIVABLES, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.	LEASE-BACKED NOTES

The Company has issued the Notes as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30 2003	Interest Rate	Stated Maturity Date
2000-1	Class A-1	06/02/00	$130,000		6.99625%	June 2001
	Class A-2	06/02/00	54,000		7.51%	March 2002
	Class A-3	06/02/00	230,000		LIBOR + 0.19%	March 2004
	Class A-4	06/02/00	84,510	$75,542	LIBOR + 0.23%	September 2006

		Sub-Total	498,510	75,542

2000-2	Class A-1	12/07/00	193,532		6.66125%	December 2001
	Class A-2	12/07/00	70,193		6.60%	September 2002
	Class A-3	12/07/00	290,800	49,805	LIBOR + 0.23%	October 2004
	Class A-4	12/07/00	79,906	79,906	LIBOR + 0.27%	July 2007

		Sub-Total	634,431	129,711

2001-1	Class A-1	06/28/01	168,000		3.73375%	July 2002
	Class A-2	06/28/01	41,000		4.16%	March 2004
	Class A-3	06/28/01	260,000	79,885	LIBOR + 0.23%	January 2006
	Class A-4	06/28/01	126,200	126,200	LIBOR + 0.26%	October 2008

		Sub-Total	595,200	206,085

		Total	$1,728,141	$411,338

The Notes were issued pursuant to certain indentures (the “Indentures”) between the Company, IOSC, and the Trustee. The Notes are secured by the Asset Pool that includes a portfolio of Leases, together with the equipment financing portion of each periodic rental payment due pursuant to the terms of each series of Notes.

The Lease Receivables, including the Equipment, have been transferred to the Company and the Lease Receivables have been pledged by the Company to the Trustee in accordance with the terms of the assignment and servicing agreement applicable to each series of Notes. The Notes are secured solely by the Asset Pool and have no right, title or interest in the Equipment. The sole source of funds available for payment of the Notes are the Asset Pool and any applicable reserve account established in accordance with each applicable Indenture and financial guarantee insurance policy. The Trustee has no right, title, or interest in the residual values of any of the Equipment except to the extent of the Company’s limited security interest with respect to recoveries on non-performing Leases.

The Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancelable insurance policies from Ambac Assurance Corporation with respect to the Notes. On each payment date, funds available from the collection of Lease Receivables will be paid to the noteholders in the order of their priority class.

The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 2000-1 Class A-4, 2000-2 Class A-3, 2000-2 Class A-4, 2001-1 Class A-3 and 2001-1 Class A-4 Notes have been fixed at 7.820%, 6.475%, 6.475%, 4.825% and 5.435%, respectively, through interest rate swaps.

IOSC services the Leases and may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files, and receives a monthly service fee from the Company for servicing the Leases.

IKON RECEIVABLES, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Future maturities of the Notes, based on contractual maturities of the Leases for each of the succeeding fiscal years, are as follows:

	2000-1 Series Notes	2000-2 Series Notes	2001-1 Series Notes	Total
2004	$75,542	$129,711	$114,290	$319,543
2005			91,795	91,795

	$75,542	$129,711	$206,085	$411,338

7.	INCOME TAXES

The deferred tax asset balance of $5,664 and $15,353, on the balance sheets at September 30, 2003 and 2002, respectively, is related to SFAS 133. See notes 2 and 8 to the financial statements.

The components of the effective tax rate were as follows:

	Fiscal Year Ended September 30,
	2003	2002
Taxes at federal statutory rate	35.0%	35.0%
State taxes, net of federal benefit	1.0%	4.2%

Effective income tax rate	36.0%	39.2%

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company incurs debt to fund the origination of Leases for IKON. The interest rates charged on the debt are determined based on current market conditions and may include variable measures of interest rates such as LIBOR. The Company monitors interest rates on debt in order to mitigate exposure to unfavorable variations as compared to the interest rate earned on the pledged Leases. The objective in managing this risk is to achieve fixed-rate financing at the same time the Company establishes the rate to be received by the Company on the Leases. As a result, from time to time, interest rate swaps are utilized to effectively fix the rate on variable rate debt, as opposed to a direct issuance of fixed rate debt. The risk associated with the use of interest rate swaps is the possible inability of the counterparties to meet the terms of their contracts. The Company does not enter into interest rate swap agreements for trading purposes.

The following tables present, as of September 30, 2003 and 2002, information regarding the interest rate swap agreements to which the Company is a party: (i) the notional amount, (ii) the fixed interest rate payable by the Company, (iii) the variable interest rate payable to the Company by the counterparty under the agreement, (iv) the fair value of the instrument and (v) the maturity date of the agreement.

September 30, 2003

Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$129,711	6.475%	LIBOR	(5,396)	July 2007
79,885	4.825%	LIBOR + 0.23%	(1,272)	January 2006
126,200	5.435%	LIBOR + 0.26%	(6,262)	October 2008
75,542	7.820%	LIBOR + 0.23%	$(2,857)	September 2006

IKON RECEIVABLES, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

September 30, 2002

Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$272,463	6.475%	LIBOR	$(13,671)	July 2007
241,592	4.825%	LIBOR + 0.23%	(6,002)	January 2006
86,634	7.802%	LIBOR + 0.19%	(2,536)	March 2004
46,538	6.270%	LIBOR	(314)	August 2003
126,200	5.435%	LIBOR + 0.26%	(8,383)	October 2008
84,510	7.820%	LIBOR + 0.23%	(7,281)	September 2006

9.	SUBSEQUENT EVENT

IKON entered into an asset purchase agreement (the “Agreement”), dated December 10, 2003, by and among IKON, IOSC and General Electric Capital Corporation (“GE”), pursuant to which, among other things, GE will acquire certain assets and liabilities of IOSC, including, without limitation, IOSC’s servicing functions, facilities, systems and processes. As a condition to the consummation of the transactions contemplated by the Agreement, IKON and GE will enter into a program agreement (the “Program Agreement”), under which, among other things, GE will become the preferred lease-financing source for IKON’s customers in the United States and Canada. Under the terms of the Agreement, and subject to closing adjustments, IKON will receive approximately $1.5 billion of gross proceeds.

IOSC is currently a wholly-owned finance subsidiary of IKON. The Sole Member is a special purpose Delaware limited liability company and is a wholly-owned direct subsidiary of IOSC, and the Company is a wholly-owned indirect subsidiary of IOSC held through the Sole Member.

Before the closing of the transaction with GE, IKON intends to merge IOSC into IKON. As a result of the merger of IOSC into IKON, the Sole Member will become a direct, wholly-owned subsidiary of IKON, and the Sole Member will continue to hold the Company as a subsidiary. Immediately after the effectiveness of the merger, IKON will sell certain former assets and liabilities of IOSC to GE or one of its affiliates. As a result of the sale, the Sole Member and the Company will become direct or indirect subsidiaries of GE or one of its affiliates. The Company will continue to be the issuer of the Notes. Following the closing of the transaction described above, the underlying Lease Receivables will be serviced or sub-serviced by GE or one of its affiliates.

The closing of the transaction is subject to execution of the Program Agreement relating to GE’s relationship with IKON as its preferred lease-financing source, as well as execution of other agreements and customary conditions, including receipt of certain third party consents. The transaction is expected to close in the second quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K for the fiscal year ended September 30, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

IKON RECEIVABLES, LLC
Date: December 29, 2003

By:	IKON RECEIVABLES FUNDING, INC.,
as Manager

By:	/s/ Russell S. Slack
Name: Russell S. Slack
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below on December 29, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title

/s/ Russell S. Slack Russell S. Slack	President, Director and Principal Executive Officer

/s/ Harry G. Kozee Harry G. Kozee	Vice President, Director and Principal Financial Officer

/s/ Kathleen M. Burns Kathleen M. Burns	Vice President, Director and Treasurer

Robert C. Campbell	Director

Robert W. Grier	Director